Form 10QSB
period 1996-12-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 1997-02-13
CIK 1021011

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C.  20549


                              FORM 10-QSB

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended December 31, 1996


                   Commission File Number:  333-12373




                   Southern Community Bancshares, Inc.
             Exact name of registrant as specified in its
                             charter



        Delaware                             63-1176408
State or other jurisdiction of   I.R.S. Employer Identification No.
incorporation or organization


    325 2nd Street, S.E.
    Cullman, Alabama                             35055
Address of principal executive                 Zip Code
        offices

Registrant's telephone number, including area code: (205)734-4863



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  ___X___        No_______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                  Outstanding at December 31, 1996
Common Stock, $.01 par value              1,137,350 shares













                   SOUTHERN COMMUNITY BANCSHARES, INC.





                     PART I.  FINANCIAL INFORMATION


                                                               Page

ITEM 1.  FINANCIAL STATEMENTS

  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL                 2
    CONDITION AS OF DECEMBER 31, 1996 AND
    SEPTEMBER 30, 1996


  CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR                3
    THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                4
    FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

  THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT
    CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE
    OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR
    A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE
    RESULTS OF OPERATIONS FOR THE PERIOD PRESENTED.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL       7
  CONDITION AND RESULTS OF OPERATIONS




                   PART II. OTHER INFORMATION

OTHER INFORMATION                                                8

SIGNATURES                                                       9














             		 SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 		        (IN THOUSANDS)



                         			   ASSETS



                                          					December 31,  September 30,
				                                             	1996          	1996

CASH AND CASH EQUIVALENTS       			            	 	$14,397         $3,868

SECURITIES AVAILABLE FOR SALE,at fair value    	   11,707         11,628

SECURITIES HELD TO MATURITY, fair value of
  $5,304 and $6,687, respectively              			  5,775          6,767

LOANS RECEIVABLE, net                              38,902         39,601

PREMISES AND EQUIPMENT		                          			 590          	 603

OTHER ASSETS	                                    				 780          	 964

        	Total Assets                        				 $72,151        $63,431


	  LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS	                                    			 	$56,017        $57,138

OTHER LIABILITIES                               					 161          	 608

        	Total Liabilities	                   			  56,178         57,746

STOCKHOLDERS' EQUITY:
  Preferred stock, par $.01, no shares
     issued, 100,000 authorized             			         0 	            0
  Common stock, par $.01 per share,
     1,137,350 issued and outstanding,
     3,000,000 authorized                          			 11 	            0
  Additional paid-in capital                 				  10,922  	           0
  Retained earnings				                          	  6,032          5,872
  Unrealized loss on securities					                  (82) 	        (187)
  Unearned ESOP compensation              				       (910) 	           O
        	Total Stockholders' equity	          			  15,973          5,685
        	Total liabilities and stockholders'
	            equity	             		              	$72,151        $63,431



   The accompanying notes are an integral part of this balance sheet.





                  	 	SOUTHERN COMMUNITY BANCSHARES, INC.



           	     CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                           			 (IN THOUSANDS)



                                                 					     THREE MONTHS
					                                                          ENDED
					                                                       DECEMBER 31,
	                                                         1996       1995


INTEREST INCOME:
   Interest and fees on loans	                       				  $864      	 $831
   Interest and dividends on securities					                266       	 247
   Other interest income				                               	 74        	 70
          	Total interest income		                    		  1,204       1,148

INTEREST EXPENSE:
   Interest on deposits	                               				 643       	 644
          	Total interest expense                      				 643       	 644
          	Net interest income                         				 561       	 504

PROVISION FOR LOAN LOSSES			                      		          0 	         0
          	Net interest income after provision
	            for loan losses	                           			 561       	 504

NONINTEREST INCOME:
   Customer service fees	                               				 65        	 78
          	Total noninterest income                     				 65        	 78

NONINTEREST EXPENSE:
   Compensation and benefits	                           			 191       	 177
   Occupancy and equipment					                              41        	 40
   Deposit insurance expense					                            30        	 32
   Other operating expense					                             120       	 109
          	Total noninterest expense	                   			 382       	 358
          	Income before income taxes                  				 244       	 224
PROVISION FOR INCOME TAXES					                              84        	 60
NET INCOME				                                           	 $160      	 $164

EARNINGS PER SHARE			                                  		 $0.15        	N/A


SHARES OUTSTANDING                             					  1,137,350        	N/A





      The accompanying notes are an integral part of these statements.







                		SOUTHERN COMMUNITY BANCSHARES, INC.



              		      STATEMENT OF CASH FLOWS


        FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


                       		  (IN THOUSANDS)

                                                      					1996     	1995
CASH FLOWS FORM OPERATING ACTIVITIES:
   Net Income				                                        	  $160 	    $164
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       	Depreciation				                                      20      	 21
       	Amortization and accretion on
	         securities	                             			        (11)	     (36)
        Amortization of net deferred loan
	         origination fees				                               (10)	      (9)
       	Change in assets and liabilities:
	         Income taxes receivable/payable	        			        (33)     	 34
  	       Accrued interest receivable				                     (3)      (27)
	         Other assets                                  				 165      	 62
	         Accrued interest payable	               		         (26)      (19)
	         Other liabilities				                             (421)	     (94)
	           Total adjustments		                		           (321)	     (68)
	           Net cash provided by(used in)
	             operating activities			               	       (159)     	 96
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities/calls of
     securities available-for-sale                      				 454     	 137
   Proceeds from maturities/calls of
     securities held-to-maturity       					               1,004     1,173
   Purchase of securities available-for-sale					           (374)	  (1,337)
   Net loan repayments (originations)                  					 709     	 864
   Capital expenditures					                                  (7)	     (15)
	           Net cash provided by investing
	            	activities			                                1,786     	 822
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase(decrease) in deposits	              				      (1,121)    	 928
   Net proceeds from issuance of common stock             10,023         0
            Net cash provided by financing
	            	activities	                                  8,902       928

NET INCREASE IN CASH AND CASH EQUIVALENTS		          			  10,529     1,846
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR 				        3,868     6,108
CASH AND CASH EQUIVALENTS AT END OF YEAR 					           $14,397    $7,954



      The accompanying notes are an integral part of these statements.






                   SOUTHERN COMMUNITY BANCSHARES, INC.


          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   Southern Community Bancshares, Inc.(the "Company") was incorporated in the State of Delaware at the direction of management of First Federal Savings and Loan Association of Cullman (the "Association") for the purpose of serving as a savings institution holding company of the Association upon the acquisition of all of the capital stock issued by the Association upon the conversion from a federally chartered mutual savings association form of organization to a federally chartered stock savings association (the "Conversion").

   The accompanying unaudited condensed consolidated financial statements as of December 31, 1996, and for the three month period then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three month periods ended December 31, 1996 and 1995. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1997. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures
   herein are adequate to   make the information presented
   not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1996. The accounting policies followed by the Association are set forth in the summary of significant accounting policies in the Association's September 30, 1996 financial statements.

2. STOCK CONVERSION

   On December 23, 1996, the Conversion to a federally chartered stock savings association through amendment of its charter, and issuance of common stock to the Company was completed. Related thereto, the Company sold 1,137,350 shares of common stock, par value $.01 per share, at an initial price of $10 per share in subscription and community offerings. Costs associated with the Conversion were approximately $590,000, including underwriting fees. These conversion costs were deducted from the gross proceeds of the sale of the common stock.


   In connection with the Conversion, the Company has established an employee stock ownership plan (the "ESOP"). The ESOP purchased approximately 8%, or 90,988 shares, of the total shares of common stock sold. The Company lent $909,880 to the ESOP for the purchase of the shares of common stock. Unearned compensation for the ESOP was charged to stockholders' equity and is reduced ratably in connection with principal payments under the terms of the Plan.

   Within one year following the Conversion, and subject to shareholder approval, the Company is expected to implement the Management Recognition Plan, under which employees could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion(45,494 shares of common stock) and the Stock Option Plan, under which employees and directors could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion at exercise prices equal to the market price of the common stock on the date of grant.


3. EARNINGS PER SHARE

   Earnings per share for the period from December 23, 1996, the date of Conversion, to December 31, 1996, has been computed based on the earnings during that period and on the weighted average number of shares of common stock and common stock equivalents outstanding during that period. Common stock outstanding is comprised of issued shares less unallocated Employee Stock Ownership Plan ("ESOP") shares. The weighted average number of shares used for the period from December 23, 1996 through December 31, 1996, was 1,046,362.





















Item 2. Management's Discussion and Analysis or Plan of
        Operations

        On December 23, 1996, the Company completed the sale of 1,137,350 shares of its common stock in an initial public offering at a price of $10.00 per share and simultaneously acquired the shares of common stock of the Association in connection with the mutual to stock conversion. Costs associated with the offering were approximately $590,000. Prior to December 23, 1996, the Company had not issued any stock, had no assets or liabilities and had not engaged in any business activities other than of an organizational nature. Accordingly, the financial data for periods prior to the Conversion included herein reflect the operations of the Association only.

        Comparison of Financial Condition at December 31,
1996 and September 30, 1996. Total assets increased by $8.7 million or 13.7%, from $63.4 million at September 30, 1996 to $72.2 million at December 31, 1996. The increase in total assets was primarily attributable to a $10.5 million increase in cash which was partially offset by a $992,000 decrease in securities held to maturity and a $699,000 decrease in loans. This asset growth was funded by the net proceeds received by the Company from its initial public offering.

         Total deposits decreased by $1.1 million from $57.1 million at September 30, 1996 to $56.0 million at December 31, 1996. The decrease was primarily attributable to deposits being used by customers to purchase stock in the Company's initial public offering.

     Comparison of Results of Operations for the Three Months Ended December 31, 1996 and 1995. The Company reported net income for the three months ended December 31, 1996 of $160,000 as compared to $164,000 for the three months ended December 31, 1995.

     Net Interest Income. Net interest income for the three months ended December 31, 1996 amounted to $561,000 as compared to $504,000 for the three months ended December 31, 1995. Total interest income increased slightly during the quarter ended December 31, 1996 as compared to the prior year. This increase resulted primarily from increased interest and fees. Total interest expense remained relatively the same as compared to 1995.

     Provision for Loan Losses. No provision for loan losses was made during the first quarter of 1996 or 1995. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets and general economic conditions.


     Provision for Income Taxes. Income tax expense for the three months ended December 31, 1996 remained fairly stable increasing by $24,000 to $84,000 for the three months ended December 31, 1996 as compared to income tax expense of $60,000 for the three months months ended December 31, 1995.

     Capital Resources. The Association's primary sources of funds are customer deposits, repayments of loan principal, and interest from loans and investments. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows, and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Association manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Association invests in short-term interest-earning assets which provide liquidity to meet lending requirements.

     The Association is required to maintain certain levels of regulatory capital. At December 31, 1996, The Association was in compliance with all regulatory capital requirements.







                 PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business.
At December 31, 1996, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         Not applicable






























                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                 SOUTHERN COMMUNITY BANCSHARES, INC.



Date: February 13, 1997          William R. Faulk
                                 ________________________________________
                                 William R. Faulk
                                 President and Chief Executive Officer



Date: February 13, 1997          Beth Knight
                                 ________________________________________
                                 Beth Knight
                                 Secretary and Treasurer