Form 10-Q
period 1997-03-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 1997-05-14
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1997


                Commission File Number: 333-12373




               Southern Community Bancshares, Inc.
      (Exact name of registrant as specified in its charter)



          Delaware                            63-1176408
(State or other jurisdiction               (I.R.S. Employer
    of incorporation or                     Identification No.)
       organization)

    325 2nd Street, S.E.
      Cullman, Alabama                           35055
    (Address of principal                     (Zip Code)
     executive offices)


Registrant's telephone number,         (205) 734-4863
including area code:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                Yes    X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                        Outstanding at March
                                                31, 1997
Common Stock, $.01 par value                1,137,350 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
MARCH 31, 1997 AND SEPTEMBER 30, 1996

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE        3
AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX      4
MONTHS ENDED MARCH 31, 1997 AND 1996

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    7
CONDITION AND RESULTS OF OPERATIONS



                PART II.    OTHER INFORMATION

OTHER INFORMATION                                                9

SIGNATURES                                                      10

                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                            (IN THOUSANDS)



                                ASSETS

                                                March 31,  September 30,
                                                   1997       1996

CASH AND CASH EQUIVALENTS                         $8,503      $  3,868

SECURITIES AVAILABLE FOR SALE, at fair value      17,463        11,628

SECURITIES HELD TO MATURITY, fair values of
$3,730 and $6,687, respectively                    3,771         6,767

LOANS RECEIVABLE, net                             38,988        39,601

PREMISES AND EQUIPMENT                               570           603

OTHER ASSETS                                         811           964

       Total assets                              $70,106       $63,431



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                         $54,396       $57,138

OTHER LIABILITIES                                    311           608

       Total liabilities                          54,707        57,746

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,           0             0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                        11             0
Additional paid-in capital                        10,768             0
Retained earnings                                  6,160         5,872
Unrealized loss on securities                       (151)         (187)
Unearned compensation                             (1,389)            0

      Total stockholders' equity                  15,399         5,685
      Total liabilities and stockholders' equity $70,106       $63,431




  The accompanying notes are an integral part of this balance sheet.

                  SOUTHERN COMMUNITY BANCSHARES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                            (IN THOUSANDS)


                                        Three Months     Six Months
                                           Ended            Ended
                                          March 31,        March 31,
                                        1997    1996     1997     1996

INTEREST INCOME:
  Interest and fees on loans            $801    $775    $1,665   $1,606

  Interest and dividends on
    securities                           286     268       552      515
  Other interest income                  147      53       221      123

     Total interest income             1,234   1,096     2,438    2,244
INTEREST EXPENSE:
  Interest on deposits                   605     626     1,248    1,270

     Total interest expense              605     626     1,248    1,270
     Net interest income                 629     470     1,190      974

PROVISION FOR LOAN LOSSES                  5       4         5        4

     Net interest income after
       provision for loan losses         624     466     1,185      970

NONINTEREST INCOME:
  Customer service fees                   40      58       105      136
     Total noninterest income             40      58       105      136

NONINTEREST EXPENSE:
  Compensation and benefits              156     139       347      316
  Occupancy and equipment                 29      43        70       83
  Deposit insurance expense                6      32        36       64
  Other operating expense                163     101       283      210
     Total noninterest expense           354     315       736      673
     Income before income taxes          310     209       554      433

PROVISION FOR INCOME TAXES               106      83       190      143
NET INCOME                               204     126       364      290

EARNINGS PER SHARE                      $.20     N/A      $.15      N/A

WEIGHTED AVERAGE SHARES
    OUTSTANDING                     1,023,768    N/A  1,025,822     N/A

DIVIDEND DECLARED PER SHARE            $0.075    N/A     $0.075     N/A


   The accompanying notes are an integral part of these statements.


                   SOUTHERN COMMUNITY BANCSHARES, INC.


                        STATEMENTS OF CASH FLOWS

           FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                            (IN THOUSANDS)



                                                         1997    1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $364    $290

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                         106      41
     Amortization and accretion on securities             (14)    (23)
     Amortization of unearned compensation                 23       0
     Gain on sale of securities, net                        8       0
     Provision for losses on loans                          5       4
     Change in assets and liabilities:
       Other assets                                       153      32
       Other liabilities                                 (394)    (23)
         Total adjustments                               (113)     31
         Net cash provided by (used in) operating
           activities                                     251     321

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                    609       0
  Proceeds from maturities/calls of securities,
    held to maturity                                    3,497   2,372
  Purchases of securities, available for sale          (6,373) (5,315)
  Purchases of securities, held to maturity              (501)      0
  Net loan repayments (originations)                      608    (229)
  Capital expenditures                                    (73)    (49)
        Net cash used in investing activities          (2,233) (3,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                      (2,742)  1,346
  Contributions to Plan trust                            (502)      0
  Net proceeds from issuance of common stock            9,861       0
        Net cash provided by financing activities       6,617   1,346

NET INCREASE IN CASH AND CASH EQUIVALENTS               4,635  (1,554)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          3,868   6,108
CASH AND CASH EQUIVALENTS AT END OF YEAR               $8,503  $4,554




   The accompanying notes are an integral part of these statements.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



  1.BASIS OF PRESENTATION

   Southern Community Bancshares, Inc. (the "Company") was incorporated in the State of Delaware at the direction of management of First Federal Savings and Loan Association of
   Cullman (the "Association") for the purpose of serving as a savings institution holding company of the Association upon the acquisition of all of the capital stock issued by the Association upon the conversion from a federally chartered mutual savings association form of organization to a federally chartered stock savings association (the "Conversion").

   The accompanying unaudited condensed consolidated financial statements as of March 31, 1997, and for the three and six month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six month periods ended March 31, 1997 and 1996. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1997.
   While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1996. The accounting policies followed by the Association are set forth in the summary of significant accounting policies in the Association's September 30, 1996 financial statements.


  2.STOCK CONVERSION

   On December 23, 1996, the Conversion to a federally chartered stock savings association through amendment of its charter, and issuance of common stock to the Company was completed. Related thereto, the Company sold 1,137,350 shares of common stock, par value $.01 per share, at an initial price of $10 per share in subscription and community offerings. Costs associated with the Conversion were approximately $750,000, including underwriting fees. These conversion costs were deducted from the gross proceeds of the sale of the common stock.

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

   Within one year following the Conversion, and subject to shareholder approval, the Company is expected to implement the Management Recognition Plan (the MRP), under which directors, officers and certain key employees could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion (45,494 shares of common stock) and the Stock Option Plan, under which directors, officers and employees could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion at exercise prices equal to the market price of the common stock on the date of grant.

   During fiscal 1997, the Company has contributed $500,000 to a grantor trust establish to purchase shares of the Company's common stock
   The trust has purchased 30,500 shares of the Company's common stock. This stock is considered issued but not outstanding for the Earnings per share calculation.


3.EARNINGS PER SHARE

   Earnings per share for the period from December 23, 1996, the date of Conversion, to March 31, 1997, has been computed based on the earnings during that period and on the weighted average number of shares of common stock outstanding during that period.
   Common stock outstanding is comprised of issued shares less unallocated Employee Stock Ownership Plan ("ESOP") shares and shares purchased for the MRP. The weighted average number of shares used for the period from December 23, 1996 through March 31, 1997 was
   1,025,822.


4.ACCOUNTING PRONOUNCEMENTS

   In June 1996, the Financial Accounting Standards Board (FASB) issued
   Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinquishments of liabilities based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilites it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinquished.

   The statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after December
   31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of the Standard on January 1, 1997. Based on the Company's current operating activities, the adoption of this statement did not have an impact on the Company's financial condition or results of operations.


   In February 1997, the Financial Accounting Standards Board (FASB) issued
   Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per
   Share. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB
   Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary
   EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconcilation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

   This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company will adopt the Statement at fiscal year-end 1998. Basic and diluted earnings per share under SFAS No. 128 would be identical to earnings per share as presented in the financial statements.






Item 2.Management's Discussion and Analysis or Plan of Operations

      On December 23, 1996, the Company completed the sale of 1,137,350 shares of its common stock in an initial public offering at a price of $10.00 per share and simultaneously acquired the shares of common stock of the Association in connection with the mutual to stock conversion. Costs associated with the offering were approximately
$750,000. Prior to December 23, 1996, the Company had not issued any stock, had no assets or liabilities and had not engaged in any business activities other than of an organizational nature.
Accordingly, the financial data for periods prior to the Conversion included herein reflect the operations of the Association only.

      Comparison of Financial Condition at March 31, 1997 and
September 30, 1996. Total assets increased by $6.7 million, or 10.5%, from $63.4 million at September 30, 1996 to $70.1 million at March
31, 1997. The increase in total assets was primarily attributable to a $4.6 million increase in cash and $5.9 million increase in securities available for sale which was partially offset by a $3.0 million decrease in securities held to maturity and a $600,000 decrease in loans.
This asset growth was funded by the net proceeds received by the Company from its initial public offering.

      Total deposits decreased by $2.7 million from $57.1 million at September 30, 1996 to $54.4 million at March 31, 1997. The decrease was primarily attributable to deposits being used by customers to purchase stock in the Company's initial public offering.

      Comparison of Results of Operations for the Six Months Ended
March 31, 1997 and 1996. The Company reported net income for the six months ended March 31, 1997 of $364,000 as compared to $334,000 for the six months ended March 31, 1996.

      Net Interest Income. Net interest income for the six months ended March 31, 1997 amounted to $1,190,000 as compared to $974,000 for the six months ended March 31, 1996. Total interest income increased slightly during the six months ended March 31, 1997 as compared to the prior year. This increase resulted primarily from depositing the proceeds from the offering in interest bearing accounts.
Total interest expense remained relatively the same as compared to 1996.

      Provision for Loan Losses. A provision for loan losses was made during the six months ended March 31, 1997, and 1996, of 5,000 and 4,000, respectively. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions.

      Noninterest Expense.  Noninterest expense for the six months ended
March 31, 1997 amounted to $736,000 as compared to $673,000 for the six months ended March 31, 1996. The $63,000, or 9.4%, increase is primarily the result of increased compensation expense due to the ESOP plan and other operating expense increases due to professional fees. These increases were partially offset by decreases in insurance expense.


      Provision for Income Taxes. Income tax expense for the six months ended March 31, 1997 increased by $47,000 to $190,000 as compared to income tax expense of $143,000 for the six months ended March 31, 1996.

     Comparison of Results of Operations for the Three Months Ended
March 31, 1997 and 1996. The Company reported net income for the three months ended March 31, 1997 of $204,000 as compared to $170,000 for the three months ended March 31, 1996.

     Net Interest Income.  Net interest income for the three months ended
March 31, 1997 amounted to $629,000 as compared to $470,000 for the three months ended March 31, 1996. Total interest income increased slightly during the three months ended March 31, 1997 as compared to the prior year.
This increase resulted primarily from depositing the proceeds from the offering in interest bearing accounts. Total interest expense remained relatively the same as compared to 1996.

     Provision for Loan Losses. A provision for loan losses was made during the three months ending March 31, 1997, and 1996, of 5,000 and 4,000, respectively. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions.

     Provision for Income Taxes. Income tax expense for the three months ended March 31, 1997 increased by $23,000 to $106,000 as compared to income tax expense of $83,000 for the three months ended March 31, 1996.

     Noninterest Expense.  Noninterest expense for the three months ended
March 31, 1997 amounted to $354,000 as compared to #315,000 for the three months ended March 31, 1996. The $39,000, or 12.4%, increase is primarily the result of increased compensation expense due to the ESOP plan and other operating expense increases due to professional fees. These increases were partially offset by decreases in deposit insurance expense.


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

     The Association is required to maintain certain levels of regulatory capital. At March 31, 1997, the Association was in compliance with all regulatory capital requirements.




                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
March 31, 1997, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:        May 13, 1997       _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:        May 13, 1997
                                _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



