Form 10-Q
period 1997-06-30
SOUTHERN COMMUNITY BANCSHARES INC
filed 1997-08-13
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1997



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


            Class                        Outstanding at June
                                                30, 1997
Common Stock, $.01 par value                1,137,350 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
  JUNE 30, 1997 AND SEPTEMBER 30, 1996

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE        3
  AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE     4
  MONTHS ENDED JUNE 30, 1997 AND 1996

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

                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                                June 30,   September 30,
                                                  1997        1996
                                               (unaudited)

CASH AND CASH EQUIVALENTS                         $7,254      $  3,868

SECURITIES AVAILABLE FOR SALE, at fair value      16,670        11,628

SECURITIES HELD TO MATURITY, fair values of
$4,288 and $6,687, respectively                    4,317         6,767

LOANS RECEIVABLE, net                             40,695        39,601

PREMISES AND EQUIPMENT                               552           603

OTHER ASSETS                                         882           964

       Total assets                              $70,370       $63,431



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                         $55,021       $57,138

OTHER LIABILITIES                                    344           608

       Total liabilities                          54,680        57,746

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,           0             0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                        11             0
Additional paid-in capital                        10,775             0
Retained earnings                                  6,298         5,872
Unrealized loss on securities                       ( 79)         (187)
Unearned compensation                             (2,000)            0

      Total stockholders' equity                  15,005         5,685
      Total liabilities and stockholders' equity $70,370       $63,431




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        Three Months     Nine Months
                                           Ended            Ended
                                          June 30,        June 30,
                                        1997    1996     1997     1996
                                                 (unaudited)

INTEREST INCOME:
  Interest and fees on loans            $909    $903    $2,574   $2,509
  Interest and dividends on
    securities                           263     267       815      782
  Other interest income                   76      51       291      174

     Total interest income             1,248   1,221     3,686    3,465
INTEREST EXPENSE:
  Interest on deposits                   510     666     1,758    1,936
     Total interest expense              510     666     1,758    1,936
     Net interest income                 738     555     1,928    1,529

PROVISION FOR LOAN LOSSES                  0       2         5        6
     Net interest income after
       provision for loan losses         738     553     1,923    1,523

NONINTEREST INCOME:
  Customer service fees                   76      89       181      225
     Total noninterest income             76      89       181      225

NONINTEREST EXPENSE:
  Compensation and benefits              317     248       664      564
  Occupancy and equipment                 41      39       111      122
  Deposit insurance expense                6      33        42       97
  Other operating expense                120     125       403      335
     Total noninterest expense           484     445     1,220    1,118
     Income before income taxes          330     197       884      630

PROVISION FOR INCOME TAXES               119      68       309      211
NET INCOME                               211     129       575      419

EARNINGS PER SHARE                      $.21     N/A      $.43      N/A

WEIGHTED AVERAGE SHARES
    OUTSTANDING                       984,911    N/A  1,006,796     N/A

DIVIDEND DECLARED PER SHARE            $0.075    N/A     $0.150     N/A


   The accompanying notes are an integral part of these statements.


                   SOUTHERN COMMUNITY BANCSHARES, INC.


                        STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                        (DOLLARS IN THOUSANDS)



                                                         1997    1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $575    $419

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                          62      62
     Amortization and accretion on securities             (21)    (85)
     Amortization of unearned compensation                 38       0
     Loss on sale of securities, net                        8       0
     Gain on sale of foreclosed real estate, net            0      (1)
     Gain on sale of premises and equipment, net            0      (2)
     Provision for deferred income taxes                    0       7
     Provision for losses on loans                          5       0
     Change in assets and liabilities:
       Other assets                                        82    (145)
       Other liabilities                                 (407)    (98)
         Total adjustments                               (233)   (262)
         Net cash provided by operating activities        342     157

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                    609   1,353
  Proceeds from maturities/calls of securities,
    held to maturity                                    3,497   3,393
  Purchases of securities, available for sale          (6,567) (7,068)
  Purchases of securities, held to maturity            (1,047)      0
  Proceeds from sales of securities,
    available for sale                                  1,100       0
  Net loan originations                                (1,099) (1,312)
  Proceeds from sale of foreclosed real estate              0      18
  Proceeds from sale of fixed assets                        0       2
  Capital expenditures                                    (11)    (83)
        Net cash used in investing activities          (3,518) (3,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                      (2,802)  2,270
  Contributions to Plan trusts                         (1,128)      0
  Net proceeds from issuance of common stock            9,876       0
  Dividends paid                                          (69)      0
        Net cash provided by financing activities       5,877   2,270

NET INCREASE IN CASH AND CASH EQUIVALENTS               2,701  (1,270)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        3,868   6,108
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $6,569  $4,838




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

   The accompanying unaudited condensed consolidated financial statements as of June 30, 1997, and for the three and nine month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine month periods ended June 30, 1997 and 1996. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1997.
   While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1996. The accounting policies followed by the Association are set forth in the summary of significant accounting policies in the Association's September 30, 1996 financial statements.


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

   On or about one year following the Conversion, and subject to shareholder approval, the Company expects to implement the Management Recognition Plan (the "MRP"), under which directors, officers and certain employees could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion and the Stock Option Plan ("SOP"), under which directors, officers and employees could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion at exercise prices equal to the market price of the common stock on the date of grant. The Company has established and made cash contributions to grantor trusts formed to purchase shares of the Company's common stock to fund the MRP and SOP.


3.EARNINGS PER SHARE

   Earnings per share for the period from December 23, 1996, the date of Conversion, to June 30, 1997, has been computed based on the earnings during that period and on the weighted average number of shares of common stock outstanding during that period.
   Common stock outstanding is comprised of issued shares less unallocated Employee Stock Ownership Plan ("ESOP") shares and 82,500 shares purchased by the grantor trusts for the MRP and SOP.
   The weighted average number of shares used for the period from December 23, 1996 through June 30, 1997 was 1,006,796.


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

   This statement is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after December
   31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company adopted the provisions of the Standard on January 1, 1997. Based on the Company's current operating activities, the adoption of this statement did not have an impact on the Company's financial condition or results of operations.


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

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting of Comprehensive
   Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

   This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments.

   This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.



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

      Comparison of Financial Condition at June 30, 1997 and
September 30, 1996. Total assets increased by $6.9 million, or 10.9%, from $63.4 million at September 30, 1996 to $70.4 million at June
30, 1997. The increase in total assets was primarily attributable to a $3.4 million increase in cash, $1.1 million increase in loans and $5.0 million increase in securities available for sale which was partially offset by a $2.5 million decrease in securities held to maturity.
This asset growth was funded by the net proceeds received by the Company from its initial public offering.

      Total deposits decreased by $2.1 million from $57.1 million at September 30, 1996 to $55.0 million at June 30, 1997. The decrease was primarily attributable to deposits being used by customers to purchase stock in the Company's initial public offering.

      Comparison of Results of Operations for the Nine Months Ended
June 30, 1997 and 1996. The Company reported net income for the nine months ended June 30, 1997 of $575,000 as compared to $419,000 for the nine months ended June 30, 1996.

      Net Interest Income. Net interest income for the nine months ended June 30, 1997 amounted to $1,928,000 as compared to $1,529,000 for the nine months ended June 30, 1996. Total interest income increased slightly during the nine months ended June 30, 1997 as compared to the prior year. This increase resulted primarily from depositing the proceeds from the offering in interest bearing accounts.
Total interest expense decreased during the nine months ended June 30, 1997.
This decrease resulted primarily from a decrease in average deposits between the periods.

      Provision for Loan Losses. A provision for loan losses was made during the nine months ended June 30, 1997 and 1996 of $5,000 and $6,000, respectively. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions.

      Noninterest Expense.  Noninterest expense for the nine months ended
June 30, 1997 amounted to $1,220,000 as compared to $1,118,000 for the nine months ended June 30, 1996. The $102,000, or 9.1%, increase is primarily the result of increased compensation expense due to the ESOP plan and other operating expense increases due to professional fees. These increases were partially offset by decreases in deposit insurance expense.

      Provision for Income Taxes. Income tax expense for the nine months ended June 30, 1997 increased by $98,000 to $309,000 as compared to income tax expense of $211,000 for the nine months ended June 30, 1996. This increase is due to increased income before taxes.

     Comparison of Results of Operations for the Three Months Ended
June 30, 1997 and 1996. The Company reported net income for the three months ended June 30, 1997 of $211,000 as compared to $129,000 for the three months ended June 30, 1996.

     Net Interest Income.  Net interest income for the three months ended
June 30, 1997 amounted to $738,000 as compared to $555,000 for the three months ended June 30, 1996. Total interest income increased slightly during the three months ended June 30, 1997 as compared to the prior year.
This increase resulted primarily from depositing the proceeds from the offering in interest bearing accounts. Total interest expense decreased during the three months ended June 30, 1997. This decrease resulted primarily from a decrease in average deposits between the periods.

     Provision for Loan Losses. A provision for loan losses was made during the three months ending June 30, 1997, and 1996, of $0 and $2,000, respectively. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions.

     Provision for Income Taxes. Income tax expense for the three months ended June 30, 1997 increased by $51,000 to $119,000 as compared to income tax expense of $68,000 for the three months ended June 30, 1996.
This increase is due to increased income before income taxes.

     Noninterest Expense.  Noninterest expense for the three months ended
June 30, 1997 amounted to $484,000 as compared to $445,000 for the three months ended June 30, 1996. The $39,000, or 8.8%, increase is primarily the result of increased compensation expense due to the ESOP plan and other operating expense increases due to professional fees. These increases were partially offset by decreases in deposit insurance expense.

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

     The Association is required to maintain certain levels of regulatory capital. At June 30, 1997 and September 30, 1996, the
Company and the Association were in compliance with all regulatory capital requirements.




                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
June 30, 1997, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:        August 13, 1997    _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:        August 13, 1997
                                _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



