Form 10KSB40
period 1997-09-30
SOUTHERN COMMUNITY BANCSHARES INC
filed 1997-12-29
CIK 1021011

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996)
            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

              Commission File Number: 333-12373

                 SOUTHERN COMMUNITY BANCSHARES, INC.
  (Exact name of small business issuer as specified in its charter)

            Delaware                             63-1176408
 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)

325 2nd Street, S.E., Cullman, AL                  35055
 (Address of principal executive                 (Zip Code)
            offices)

The registrant's telephone number, including area code:  (205) 734-4863

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share


The registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and disclosure will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-KSB.

The registrant's revenues for its most recent fiscal year were $5,235,294.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at December 12, 1997 was approximately $14,289,615 (based on 752,085 shares at the most recent trading price of which management was aware ($19.00 on December 12, 1997) (for this purpose, the registrant's directors and executive officers and stock benefit plans and trusts have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at September 30, 1997 was 1,137,500.

Transitional small business disclosure format:  No.

                 DOCUMENTS INCORPORATED BY REFERENCE

The following portions of the Southern Community Bancshares, Inc.
Annual Report to Shareholders for the fiscal year ended September 30, 1997, are incorporated by reference into Part II of this Form 10-KSB:

     1.  Market Price of Common Shares and Related Shareholder Matters;

     2. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

     3.  Consolidated Financial Statements.

The following portions of the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Southern Community Bancshares, Inc. are incorporated by reference into Part III of this Form 10-KSB:

     1. Voting Securities and Ownership of Certain Beneficial Owners and Management; and

     2.  PROPOSAL ONE - ELECTION OF DIRECTORS -- Compensation of
         Executive Officers and Directors.

ITEM 1.--DESCRIPTION OF BUSINESS

General

The Holding Company is a Delaware corporation organized at the direction of the Association for the purpose of purchasing all of the capital stock of the Association to be issued in connection with the Conversion. Before the conversion, the Holding Company did not engage in any material operations. The Holding Company is a unitary savings and loan holding company, the principal assets consist of the capital stock of the Association and the investments made with the net proceeds retained from the sale of Common Shares in connection with the Conversion. The office of the Holding Company is located at 325 2nd Street, S.E., Cullman, Alabama, and its telephone number is (205) 734-4863.

The Association is a federal stock savings and loan association which was organized in 1905. As a federal savings and loan association, the Association is subject to supervision and regulation by the OTS. The Association is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, and the deposit accounts of the Association are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF"). The Association conducts business from its offices in Cullman County, Alabama, and its executive office is located at 325 2nd Street, S.E., Cullman, Alabama. At September 30, 1997, the Association had $70.9 million of total assets, $56.4 million of total liabilities, including $55.9 million of deposits, and $14.5 million of equity.

The Association is principally engaged in the business of originating mortgage loans secured by first mortgages on one-to-four family residential real estate located in Cullman County, Alabama, the Association's primary market area. Such loans account for $25.6 million and $23.5 million at September 30, 1997 and 1996, respectively. The Association also originates loans for the construction of residential real estate and construction and permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area. Such loans account for $13.5 million and $13.1 million of total loans, respectively. In addition to real estate lending, the Association originates a limited number of commercial loans and secured and unsecured consumer loans. The stated loans account for $5.6 million and $4.6 million of total loans, respectively. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities, and other investments permitted by applicable law. As of September 30, 1997, the carrying value of investments that management has the intent and ability to hold until maturity was $3.5 million and the carrying value of investments that were available for sale was $13.0 million. In addition, as of that same date, the Association's aggregate cash and interest-bearing deposits in other banks totaled $9.9 million. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, and loan principal repayments.

Historically, the Association has operated as a traditional savings and loan association, emphasizing the origination of loans secured by single-family residences. The Association has recently focused on increasing consumer and commercial lending and has added a loan officer experienced in the commercial lending area. The Association has also taken steps to increase its noninterest income by repricing certain of its deposit products and service charges.

Interest on loans and investments is the Association's primary source of income. The Association's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of the Association, which is the difference between interest income earned on loans, mortgage-backed securities and other investments, and interest paid on deposits and borrowings. Like most thrift institutions, the Association's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

Market Area

The Association conducts business from its office in Cullman, Alabama. The Association's primary market area for lending and deposit activity is Cullman County, Alabama.

Cullman County's economy is principally agricultural, light industry, and manufacturing. Cullman County is among the largest poultry producing counties in the United States. For the period 1994 to 1999, the population of Cullman County is projected to grow by 5.20% and the City of Cullman's population is projected to grow by 7.73%. The projected population growth of 5.20% for the county is projected to be above that of Alabama at 3.47% and level with the United States at 5.28%. The projected population growth for the City at 7.73% exceeds the projections for the United States, Alabama, and Cullman County.

Income levels in Cullman County are below averages for the State of Alabama and the United States according to demographic statistics.
For 1994, average per capita income for Cullman County was 12% below and 30% below, respectively, average per capita income for Alabama and the United States, respectively. For 1999, average per capita income for Cullman County is projected to be 12% below and 31% below, respectively, average per capita income for Alabama and the United States, respectively.

Cullman County has no single, dominant employer. The largest employer in the county is the Wal-Mart Distribution Center with approximately 1,500 employees.

The Association is one of two thrift institutions based in Cullman County and had a 46% share of the County's thrift deposits and a 8.2% share of all deposits in the county, as of June 30, 1995.

Lending Activities

General. The Association's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in the Association's primary market area. Loans secured by multifamily properties containing five units or more and by nonresidential real estate and loans for the construction of residences and other properties are also offered by the Association. In addition to real estate lending, the Association originates commercial loans and consumer loans, including loans secured by deposit accounts, automobile loans, and a limited number of other secured and unsecured loans.

Since the enactment of FIRREA in 1989, a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1997, the Association's loans-to-one borrower limit was $1.6 million and its five largest loans or groups of loans-to-one borrower, including related entities, were $1,523,000, $1,391,000, $767,000, $568,000 and
$568,000. Each of these loans is secured by real estate, a substantial portion of which is rental property. All of these loans or groups of loans were performing in accordance with their terms at September 30, 1997.

Loan Portfolio Composition. The following table sets forth the composition of the Association loan portfolio by type of loan at the dates indicated:

                                               September 30,
                                  ---------------------------------------
                                         1997                1996
                                  ------------------   ------------------
                                  Amount       %       Amount      %
                                  ---------   ------   --------   -------
                                              (In thousands)

Real estate loans:
  One-to four-family               $25,617     59.58%   $23,470    59.27%
  Nonresidential                     8,077     18.78      8,602    21.72
  Multifamily                        4,172      9.70      3,671     9.26
  Construction                       1,267      2.95        837     2.11
                                   -------    ------    -------   ------
      Total real estate loans       39,133     91.01     36,580    92.36
                                   -------    ------    -------   ------
      Commercial loans               2,294      5.34      1,417     3.58
                                   -------    ------    -------   ------
Consumer loans:
  Automobile loans                   1,535      3.57      1,368     3.45
  Loans on deposits                    518      1.20        568     1.43
  Other consumer loans               1,311      3.05      1,201     3.03
                                   -------    ------    -------   ------
      Total consumer loans           3,364      7.82      3,137     7.91
                                   -------    ------    -------   ------
Total loans                         44,791    104.17     41,134   103.85
                                   -------    ------    -------   ------
  Less:
    Undisbursed portion of loans
      in progress                      816      1.90        582     1.47
    Unearned and deferred income       170       .40        149      .38

    Allowances for loan losses         806      1.87        802     2.00
                                   -------    ------    -------   ------
      Net loans                    $42,999    100.00%   $39,601   100.00%
                                   =======    ======    =======   ======

Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 1997 regarding the dollar amount of loans maturing in the Association's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.

                                        Over
                             Due in     1 Year
                             1 Year     Through     Over
                             or Less    5 Years     5 Years    Total
                                         (In thousands)

   Mortgage Loans:
     Adjustable              $ 7,891    $ 2,642     $ 5,205    $15,738
     Fixed                       766      1,664      20,965     23,395

   Consumer                    1,346      2,018           0      3,364

   Commercial                    413        275       1,606      2,294
                             -------    -------     -------    -------
       Total                 $10,416    $ 6,599     $27,776    $44,791
                             =======    =======     =======    =======


The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1997 which have fixed interest rates or which have adjustable interest rates.

                                             Fixed Rates
                                            (In thousands)

           Fixed rates of interest              $26,301
           Adjustable rates of interest           8,074
                                                -------
              Total                             $34,375
                                                =======


Scheduled contractual amortization of loans does not reflect the actual term of the Association's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Association the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage.

Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by the Association`s lending staff and walk-in customers.

Loan applications for permanent real estate loans are taken by loan personnel at the Association's office. The Association typically obtains a credit report, verification of employment, and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by an appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Association's underwriting guidelines. All real estate loans are approved by the Loan Committee of the Association (the Loan Committee is comprised of two members, Mr. Eston Jones and Mr. Daniel Keel). Loans not secured by real estate may be approved by the President or the Vice President-Lending of the Association for amounts less than $20,000. Loans not secured by real estate in amounts in excess of $20,000 require approval of the Loan Committee. Any loan in an amount in excess of $250,000 requires the approval of the full Board of Directors of the Association.

If a mortgage loan application is approved, the Association typically obtains an attorney's opinion of title. The Association obtains title insurance on only approximately 5% of its loans secured by real estate. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Association as an insured mortgagee.

The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications, and estimates of construction costs. The Association also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Once approved, the construction loan is disbursed in portions based upon periodic inspections of construction progress.

Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any.

Loan Originations. The Association currently originates a variety of mortgage loans, including adjustable and fixed rate loans. The Association is an approved seller/servicer for the Federal Home Loan Mortgage Corporation (FHLMC) and as such, originates loans for the various programs of FHLMC. Further, the Association originates certain first and second mortgage loans secured by single family dwellings which are nonconforming.

At September 30, 1997, the Association owns loan participation interests in 10 loans with an aggregate outstanding balance of approximately 4.5 million. These loans consist of both adjustable and fixed rate loans. The Association is the lead lender on one loan of the 10, which loan has an outstanding balance of $292,000 at September 30, 1997. The remaining 9 loans are serviced by other lending institutions. All participation loans are performing and secured by first mortgages. The participation loans are secured by various types of properties, including multifamily residences, shopping centers, office buildings, and a country club, some of which are outside of the Association's primary market area. The Association does not currently intend to originate or purchase additional loan participations outside their market area.

The following table shows total loans originated, loan reductions, and the net increase in the Association's loan portfolio during the periods indicated:

                                                   Year Ended
                                                  September 30,
                                               1997          1996
                                                 (In thousands)

 Loans originated:
   One-to-four family residential             $  8,626     $  7,981
   Multifamily residential                         568            0
   Nonresidential                                  660          991
   Construction                                  1,758        2,107
   Commercial                                    1,674          336
   Consumer                                      3,093        3,234
                                              --------     --------
     Total loans originated                     16,379       14,649

 Principal repayments                          (13,504)     (13,876)

 Increase (decrease) in other items, net (1)       523          258
                                              --------     --------
 Net increase (decrease)                      $  3,398     $  1,031
                                              ========     ========


(1) Other items consist of deferred loan fees, allowance for loan losses and the undisbursed portion of construction loans.

Loans Secured by One- to Four-Family Residences. The principal lending activity of the Association is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within the Association's primary market area. At September 30, 1997, the Association's one- to four-family residential loans totaled approximately $25.6 million, or 59.6% of total loans.

OTS regulations limit the amount which the Association may lend in relationship to the appraised value at the time of loan origination of the real estate and improvements which will secure the loan (the "LTV"). In accordance with such regulations and laws, and as a matter of policy established by the Board of Directors of the Association, the Association makes loans secured by one- to four-family residences for not more than a 85% LTV.

ARMs are currently offered by the Association for terms of up to 20 years. On ARMs currently offered by the Association, the interest rate adjustment periods are one year and rates are adjusted in accordance with the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year. The new interest rate at each change date is determined by adding a margin of 2.75% to the prevailing index. On ARMs currently offered by the Association, the maximum allowable adjustment at each adjustment date is 2.0% and the maximum allowable adjustment over the term of the loan is 6.0%.

Although ARMs decrease the Association's interest rate risk, such loans involve other risks. As interest rates rise, for example, the payment by the borrower increases to the extent permitted by the terms of the loan. Such increases in the payment may increase the potential for default. Moreover, the marketability of the underlying property may be adversely affected by a general increase in interest rates.
The Association believes that such risks have not had a material adverse effect on the Association to date.

The Association currently offers fixed rate loans for terms of 15, 20, and 30 years. The fixed-rate loans are competitively priced based on market conditions and the Association's cost of funds.

Loans Secured by Multifamily Residences. In addition to loans on one- to four-family properties, the Association originates loans secured by multifamily properties which contain more than four units. At September 30, 1997, loans secured by multifamily residences totaled approximately $4.2 million, or 9.7% of total loans. At September 30, 1997, the largest single loan secured by a multifamily residence was $1.4 million and was performing in accordance with its terms. Multifamily loans are offered with adjustable or fixed rates for terms of up to 20 years and have LTVs up to 80%.

Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies, and other factors beyond the control of the borrower. The Association attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships.

Loans Secured by Nonresidential Real Estate. The Association also originates loans for the purchase of nonresidential real estate. At September 30, 1997, approximately $8.1 million, or 18.8%, of the Association's total loans were secured by mortgages on nonresidential real estate. At such date, the largest single loan secured by nonresidential real estate was $1.5 million and was performing in accordance with its terms. The Association's nonresidential real estate loans have adjustable rates or fixed rates, terms of up to 30 years, and LTVs of up to 80%. The Association also makes loans for the construction of nonresidential real estate.

Although loans secured by nonresidential real estate have higher interest rates than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Association has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property, and appraisals supporting the property's valuation.

Construction Loans. The Association makes loans for the construction of single-family houses, multifamily properties, and nonresidential real estate projects. Of the loans made by the Association for construction of single-family residences, all are made to owner-occupants or to professional builders.

Construction loans are offered with adjustable or fixed rates for terms of up to one year. At September 30, 1997, the Association's loan portfolio included $1.3 million in construction loans, or 3.0% of total loans. The majority of construction loans were for construction of residential properties.

Construction loans, particularly loans involving nonresidential real estate, generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTV and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, the Association would have to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

All of the Association's loans are secured by property in the Association's primary market area.

Commercial Loans. The Association makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in equipment, nonresidential real estate, or other assets of the borrower. At September 30, 1997, the Association's commercial loan portfolio totaled $2.3 million, or 5.3% of total loans.

Consumer Loans. The Association makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans, and other secured loans and unsecured personal loans. Consumer loans are made at variable or fixed rates of interest and for varying terms based on the type of loan. At September 30, 1997, the Association had approximately $3.4 million, or 7.8% of total loans, invested in consumer loans.

Consumer loans, particularly consumer loans which are unsecured or are secured by depreciating assets such as automobiles, may entail greater risk than residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions.

Loan Origination and Other Fees. The Association realizes loan origination fees and other fee income from its lending activities and also realizes income from late payment of charges, application fees, and fees for other miscellaneous services.

Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments, and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with SFAS No. 91 as an adjustment to yield over the life of the related loan. At September 30, 1997, the Association had $170,000 of net loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans.

Non-performing Assets. Non-performing assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures, and repossessed assets. The Association ceases to accrue interest on real estate loans if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest. Prior to 1997, the Association reviewed loans which were 90 days or more delinquent and made a determination, based upon its estimation of collectibility, whether to continue to accrue, or to cease accruing, interest on such loan. During 1997, the Association implemented a new policy ceasing the accrual of interest on all loans which were 90 days or more delinquent.

Real estate acquired by the Association as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, such property is recorded by the Association at the fair value of the real estate, less estimated selling expenses, at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining REO property are expenses from the date the property is acquired. Costs relating to the development and improvement of the property are capitalized to the extent of fair value

As of September 30, 1997, the Association's total non-performing loans amounted to $265,000, or 0.6% of total net loans, compared to $153,000, or 0.4% of total net loans at September 30, 1996.

The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other non-performing assets at the dates indicated:

                                                             September 30,
                                                         1997        1996
                                                            (In thousands)

Accruing loans delinquent 90+ days                       $    0      $  126
Loans accounted for on a nonaccrual basis:
  Real estate:
    One- to four-family                                     263          25
    Multifamily                                               0           0
    Nonresidential                                            0           0
  Consumer                                                    2           2
                                                         -------     -------
        Total nonaccrual loans                              265          27
                                                         -------     -------
        Total non-performing loans                          265         153
                                                         -------     -------
Real estate owned                                             0           0
                                                         -------     -------
        Total non-performing assets                      $  265      $  153
                                                         =======     =======
Allowance for loan losses                                $  806      $  802
                                                         =======     =======
Non-performing assets as a percent of total loans           0.6%        0.4%
                                                         =======     =======
Non-performing loans as a percent of total loans            0.6%        0.4%
                                                         =======     =======
Allowance for loan losses as a percent of
  non-performing loans                                    304.2%      524.2%
                                                         =======     =======


(1) Consists of real estate acquired by foreclosures.

Interest income foregone on non-accrual loans was not significant for any period shown.

Classified Assets. The Association classifies its own assets on a quarterly basis in accordance with federal regulations and Association policy. Problem assets are classified as "substandard," "doubtful,", or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the Association is not warranted.

The aggregate amounts of the Association's classified loans at the dates indicated were as follows:

                                               September 30,
                                              1997      1996
                                              (In thousands)

       Classified loans:
         Substandard                          $281      $212
         Doubtful                                0       198
         Loss                                   97       100
           Total classified loans             $378      $510

The Association establishes general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as a loss, the Association establishes specific allowances for losses in the amount of 100% of the portion of the asset classified loss. Generally, the Association charges off the portion of any real estate loan deemed to be uncollectible.

The Association analyzes each classified asset on a quarterly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower, and the appraised value of the real estate.
As such factors change, the classification of the asset will change accordingly.

Allowance for Loan Losses. Senior management, with oversight by the Board of Directors, reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The amounts in the provisions for loan losses shown in the table below for 1995 through 1997 were determined based upon past loan experience, a review of individual specific problem loans, if any, the estimated value of the underlying collateral, and the prevailing economic conditions.

At September 30, 1997, the Association's allowance for loan losses was $806,000 compared to $802,000 at September 30, 1996. The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:

                                            1997     1996      1995
                                               (In thousands)

      Balance at beginning of period        $ 802    $ 624     $ 632

      Charge-offs                             (56)     (20)      (11)
      Recoveries                               60        8         9
                                            ------   ------    ------
      Net (charge-offs) recoveries              4      (12)       (8)

      Provision for loan losses                        190         0
                                            ------   ------    ------
      Balance at end of year                $ 806    $ 802     $ 624
                                            ======   =======   ======
      Ratio of net (charge-offs)
        recoveries to average loans
        outstanding during the period        (.01)%   (.03)%    (.02)%
                                            ======   =======   ======
      Ratio of allowance for loan losses
        to total loans                       1.87 %   1.95 %    1.62 %
                                            ======   =======   ======

The following table presents the allocation of the allowance for loan losses to the total amount of net loans in each category listed at the dates indicated.

                                                September 30,
                                     1997                        1996
                              ---------------------      ---------------------
                                        % of Loans                 % of  Loans
                                         in Each                     in Each
                                         Category                   Category
                                         to Total                   to  Total
                              Amount      Loans          Amount      Loans

     Real estate loans         $ 41       91.01%         $  41       92.36%
     Commercial loans            54        3.57            222        3.58
     Consumer loans               2        7.82             27        7.91
     Unallocated                709           0            512         0.0
                               ----      -------         -----      -------
         Total                 $806      104.17%         $ 802      103.85%
                               ====      =======         =====      =======

Securities

The Association accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts on the constant effective yield method. The Association has the positive intent and ability to hold these securities to maturity. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. The Association does not currently have any trading securities.

Unrealized holding gains and losses for trading securities are included in earnings. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported, net of any income tax effect, as a separate component of retained earnings. Realized gains and losses for securities classified as either available-for-sale or held-to-maturity are reported in earnings based on the adjusted cost of the specific security sold.

The Company's securities portfolio includes mortgage-backed securities which are insured or guaranteed by the FHLMC, GNMA, or the FNMA, all of which are backed by FHLMC, GNMA, and FNMA securities. Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. Investments in mortgage-backed securities as well as investments in other investment securities are managed by the Company's Investment Committee in accordance with the Company's Portfolio and Investment Policy.

The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated:

                                                  September 30,
                                               1997         1996
                                                 (In thousands)

 Available for sale (1):
   U.S. Treasury and federal agencies        $  6,983     $  3,500
   Mutual funds                                     0        1,762
   Federal Home Loan Bank stock                   430          430
                                             --------     --------
   Investment securities                        7,413        5,692
   Mortgage-backed securities                   5,583        5,936
                                             --------     --------
     Total                                   $ 12,996     $ 11,628
                                             ========     ========
 Held to maturity (2):
   U.S. Treasury and federal agencies        $  1,348     $  4,093
   Obligations of state and political
     subdivisions                                 150          160
                                             --------     --------
   Investment securities                        1,498        4,253
   Mortgage-backed securities                   2,027        2,514
                                             --------     --------
     Total                                   $  3,525     $  6,767
                                             ========     ========



(1) The carrying value is the approximate fair value of the security at each reporting date.
(2) The carrying value is the amortized cost of the security at each reporting date.


The following table sets forth information regarding the scheduled maturities, amortized costs, fair value and weighted average yields for the Association's securities at September 30, 1997:


                             One Year or Less    One to Five Years    Five to Ten Years     After Ten Years            Other
                            ------------------   ------------------   -----------------    ------------------   ------------------
                            Carrying   Average   Carrying  Carrying   Average   Average    Carrying   Average   Carrying   Average
                            Value      Yield     Value     Value      yield     Yield      Value      Yield     Value      yield
                                                                 (Dollars in thousands)
Available for sale:
  U.S. Treasury and
    federal agencies         $3,001    5.82%     $3,213    6.14%      $  769    5.88%      $    0     0.00%     $ 6,983    5.99%
  Federal Home Loan
    Bank stock                    0       0           0    0.00            0    0.00          430     3.60          430    3.60
  Mortgage-backed
    securities                  276    4.82       2,576    5.80          880    6.14        1,851     6.08        5,583    6.08
                             ------    -----     ------    -----      ------    -----      ------     -----     -------    -----
      Total                  $3,277    5.74%     $5,789    5.99%      $1,649    6.02%      $2,281     5.61%     $12,996    5.95%
                             ======    =====     ======    =====      ======    =====      ======     =====     =======    =====
Held-to-maturity:
  U.S. Treasury and
    federal agencies         $  500    4.46%     $  848    5.36%      $    0    0.00%      $    0     0.00%       1,348    5.99%
  Obligations of state
    and political
    subdivisions                  0    0.00         150    6.60            0    0.00            0     0.00          150    3.60
  Mortgage-backed
    securities                  598    5.27       1,180    5.87          249    7.21            0     0.00        2,027    6.08
                             ------    -----     ------    -----      ------    -----      ------     -----     -------    -----
      Total                  $1,098    4.90%     $2,178    5.72%      $  249    7.21%      $    0     0.00%     $ 3,525    5.94%
                             ======    =====     ======    =====      ======    =====      ======     =====     =======    =====

Cash and Interest-Bearing Deposits in Other Banks

The Association also had cash on hand and cash due from and on deposit with other banks amounting to $9.9 million and $3.9 million at September 30, 1997 and 1996, respectively.

Deposits and Borrowings

General. Deposits have traditionally been the primary source of the Association's funds for use in lending and other investment activities. In addition to deposits, the Association derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. The Association has the ability to use FHLB advances as an alternative source of funds but has not utilized such source in the recent past.

Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a wide selection of deposit instruments, including NOW accounts, money market accounts, regular passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $3.9 million at September 30, 1997. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. As of September 30, 1997, the certificates of deposit with principal amounts of $100,000 or more totaled to $6.6 million.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated:

                                                    1997                       1996
                                             -------------------        --------------------
                                                        Percent                    Percent
                                                        of Total                   of Total
                                             Amount     Deposits        Amount     Deposits
                                                             (In thousands)

Transaction accounts:
  NOW accounts (1)                           $10,561     18.9%          $11,237     19.7%
  Passbook savings accounts (2)                9,286     16.6             8,327     14.6
  Money market accounts (3)                    1,094      2.0               940      1.6
                                             -------    ------          -------    ------
     Total transaction accounts               20,941     37.5            20,504     35.9
                                             -------    ------          -------    ------
Certificates of deposit:
  4.01--6.00%                                 32,295     57.7            32,730     57.2
  6.01--8.00%                                  2,489      4.5             3,754      6.6
  8.01--10.00%                                   150       .3               150       .3
                                             -------    ------          -------    ------
     Total certificates of deposit (4)        34,934     62.5            36,634     64.1
                                             -------    ------          -------    ------
     Total deposits                          $55,875    100.0%          $57,138    100.0%
                                             =======    ======          =======    ======


(1) The weighted average rate on NOW accounts at September 30, 1997 was 2.5%.
(2) The weighted average rate on passbook savings accounts at September 30, 1997 was 2.2%.
(3) The weighted average rate on money market accounts at September 30, 1997 was 2.2%.
(4) The weighted average rate on all certificates of deposit, including IRA accounts, at September 30, 1997 was 4.3%.


The following table sets forth the amount and maturities of the Association's certificates of deposit at September 30, 1997.


                                Over One          Over Two          Over Three
                 One Year     Year Through      Years Through      Years Through       Over
                 or Less       Two Years         Three Years        Four Years       Four Years      Totals
                                                        (In Thousands)

4.00%--6.00%     $25,614         $4,257            $  769             $1,462           $193          $32,295
6.01%--8.00%         842            453               627                467            100            2,489
8.01%--10.00%          0              0                 0                  0              0                0
> or = 10.00%          0            150                 0                  0              0              150
                 -------         ------            ------             ------           ----          -------
                 $26,456         $4,860            $1,396             $1,929           $293          $34,934
                 =======         ======            ======             ======           ====          =======



The following table sets forth the Association's deposit account balance activity for the periods indicated:

                                                         Year Ended
                                                        September 30,
                                                     1997            1996
                                                       (In thousands)

Beginning balance                                  $57,138         $56,008
Net increase (decrease) in deposits
  before interest credited                          (2,763)           (395)
Interest credited                                    1,500           1,525
Ending balance                                      55,875          57,138
                                                   -------         -------
Net increase (decrease)                            $ 1,263         $ 1,130
                                                   =======         =======

The following table sets forth the change in dollar and amount of deposits in the various types of accounts offered by the Association between the dates indicated:

                                                        Increase
                                                        (Decrease)
                            Balance at                     from            Balance at
                           September 30,     % of      September 30,      September 30,        % of
                              1997          Deposit        1996               1996           Deposits


Interest-bearing and
  noninterest bearing        $11,655         20.86%     $  (521)            $12,176            21.31%
  demand deposits
Passbook savings               9,286         16.62          958               8,328            14.58
Certificates of deposit       34,934         62.52       (1,700)             36,634            64.11
                             -------        -------     --------            -------           -------
     Total                   $55,875        100.00%     $(1,263)            $57,138           100.00%
                             =======        =======     ========            =======           =======



The following table sets forth the maturities of the Association's certificates of deposit having principal amounts of $100,000 or more at September 30, 1997:

                Certificate of Deposit
              Maturing in Quarter Ending:                     Amount

     December 31, 1997                                        $1,241
     March 31, 1998                                            2,021
     June 30, 1998                                               438
     September 30, 1998                                        1,064
     After September 30, 1998                                  1,814
                                                              ------
          Total certificates of deposit with balances
            of $100,000 or more                               $6,578
                                                              ======


Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Atlanta, the Association is authorized to apply for advances from the FHLB of Atlanta, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, the Association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, the Association will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1997, the Association was in compliance with the QTL Test and had no advances from the FHLB.

Competition

The Association competes for deposits with other savings and loan associations, savings banks, commercial banks, and credit unions and with issuers of commercial paper and other securities, including shares in money market mutual funds. The primary factors in competition for deposits are customer service and convenience of office location. In making loans, the Association competes with other savings banks, savings and loan associations, commercial banks, mortgage brokers, consumer finance companies, credit unions, leasing companies, and other lenders. The Association competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is intense and is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors which are not readily predictable. The Association does not offer all of the products and services offered by some of its competitors, particularly commercial banks. The Association monitors the product offerings of its competitors and adds new products when it can do so competitively and cost effectively.

REGULATION

The Company

General. The Holding Company is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, the Holding Company is subject to regulation, examination, and oversight by the OTS and is required to submit periodic reports thereto. Because the Holding Company is a corporation organized under Delaware law, the Holding Company is also subject to the provisions of the Delaware General Corporation Law applicable to Delaware corporations generally.

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Savings Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions: with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to execute officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be make on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, the Savings Bank was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the OTS may only approved acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

The FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

Federal Securities Laws. The Company is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and under OTS regulations. Generally, the Common Stock may not be deregistered for at least three years after the Conversion. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act.

The Association

General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

The OTS' enforcement authority over all savings institutions was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of the ground for civil money penalties.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recaptilization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the SAIF; the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level.

Deposit Insurance

The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The reserves of the SAIF are currently below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures while the reserves of the BIF met the level required by law in May 1995. Thrifts are generally prohibited from converting from one insurance fund to the other until the SAIF meets its designated reserve level, except with the prior approval of the FDIC in certain limited cases, and provided certain fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during such period and as long as certain other conditions are met.

The Association is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Association, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve rate, and, as discussed below, the FDIC recently substantially reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions.

The deposits of the Association are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings banks, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve rate, and, as discussed below, during the past year the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions.

On November 4, 1995, the FDIC approved a final rule regarding deposit insurance premiums. That rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their current levels 23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semiannual premium assessment beginning January 1, 1996.

Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The FDIC Board of Directors met October 8, 1996 and approved a rule that, except for the possible impact of certain exemptions for de novo and "weak" institutions, established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF assessable deposits held by affected institutions as of March 31, 1995. The legislation provides that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate is sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits It is anticipated that after recapitalization of the SAIF, premiums paid by SAIF-insured institutions will be reduced to match those currently being assessed by BIF-insured commercial banks. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

Based upon its level of SAIF deposits as of March 31, 1995, the Association paid a special assessment of approximately $370,000, or $237,000 net of related tax benefits. Accordingly, an accrual for that amount was provided in the quarter ended September 30, 1996.

Regulatory Capital Requirements. Federal insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no goodwill or other intangible assets at September 30, 1997. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Association's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weight assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the
U. S. Government or unconditionally backed by the full faith and credit of the U. S. Government; (ii) 20% for securities (other than equity securities) issued by U. S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one-to-four family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and single-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

At September 30, 1997, the Association exceeded all of its regulatory capital requirements. The following table sets forth the Association's compliance with applicable regulatory capital requirements at September 30, 1997:


                                                                For              To Be Well
                                                              Capital         Capitalized Under
                                                              Adequacy         Prompt Corrective
                                        Actual                Purposes        Action  Provisions

                                  ----------------       -----------------     ------------------
                                  Amount     Ratio       Amount     Ratio       Amount     Ratio
                                  --------   ------      -------    ------      -------    ------
                                                       (Dollars in thousands)
September 30, 1997:
  Total capital (to risk
    weighted assets)              $11,065    31.4%       $2,817     8.0%        $3,522     10.0%
  Tier 1 (core) capital (to
    risk weighted assets)          10,259    29.1           N/A     N/A          2,113      6.0
  Tier 1 (core) capital (to
    adjusted total assets)         10,259    15.1         2,044     3.0          3,407      5.0
  Tangible capital (to adjusted
    total assets)                  10,259    15.1         1,022     1.5            N/A      N/A

September 30, 1996:
  Total capital (to risk
    weighted assets)                6,674    19.8         2,690     8.0          3,363     10.0
  Tier 1 (core) capital (to
    risk weighted assets)           5,872    17.4           N/A     N/A          2,018      6.0
  Tier 1 (core) capital (to
    adjusted total assets)          5,872     9.2         1,908     3.0          3,181      5.0
  Tangible capital (to adjusted
    total assets)                   5,872     9.2           954     1.5            N/A      N/A



The following table is a reconciliation of the Association's stockholder's equity to tangible, Tier 1, and risk-based capital as required by the OTS:

                                                      1997       1996
                                                       (In thousands)

Stockholder's equity                                 $10,222    $ 5,685
Unrealized loss on securities available for sale          37        187
                                                     -------    -------
    Tangible and Tier 1 capital                       10,259      5,872
Allowance for loan losses                                806        802
                                                     -------    -------
    Total risk based capital                         $11,065    $ 6,674
                                                     =======    =======

Total assets                                         $68,112    $63,431
Adjusted total assets                                 68,149     63,617
Total risk weighted assets                            35,218     33,631



In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component is calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the economic value of its assets.
The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was effective as of January 1, 1994, subject however to a three quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. Recently the OTS postponed the interest rate risk capital deduction in order to provide sufficient time to implement and evaluate the OTS appeals process as well as get a better sense of the direction that the other federal banking agencies may take in their implementation of Section 305 of FDICIA.

Prompt Corrective Action. Under Section 39 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of promptly corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, than a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure,
(ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency with 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval with 60 days after receiving a capital restoration plan, subject to extensions by the agency.

An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan with the requisite period,including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital,
(iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problem of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

At September 30, 1997, the Association was deemed a "well capitalized" institution for purpose of the above regulations and as such was not subject to the above mentioned restrictions.

Safety and Soundness. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the Office of the Comptroller of the Currency and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to
Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover
(a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Association would be required to maintain (1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0%, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulation, then such institution or company will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an institution or company fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the agency, Section 39 of the FDIA provides that the FDIC must order the institution or company to correct the deficiency and may (1) restrict asset growth; (2) require the institution or company to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution or company may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Association believes that it will be in compliance with each of the standards if they are adopted as proposed.

Liquidity Requirements. Each savings institution is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At September 30, 1997, the Association's liquidity ratio was in excess of the required minimum.

Capital Distributions. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS.
Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement: is defined to mean an institution's capital requirements under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval.

Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to 75% of their net income over the most recent four quarter period.

In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that it will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

At September 30, 1997, the Association was a Tier 1 institution for purposes of this regulation.

Loans to One Borrower. FIRREA imposed limitations on the aggregate amount of loans that a savings institution could make to any one borrower, including related entities. Under FIRREA, the permissible amount of loans-to-one borrower now follows the national bank standard for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federally chartered savings institutions. The regulations promulgated pursuant to FIRREA generally do not permit loans-to-one borrower to exceed the greater of $500,000 or 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.

Branching by Federal Savings Institutions. Effective May 11, 1992, the OTS amended its Policy Statement on Branching by Federal Savings Institutions to permit interstate branching to the full extent permitted by statute (which is essentially unlimited). Prior policy permitted interstate branching for federal savings institutions only to the extent allowed for state-chartered institutions in the states where the institution's home office is located and where the branch is sought. Prior policy also permitted healthy out-of-state federal institutions to branch into another state, regardless of the law in that state, provided the branch office was the result of a purchase of an institution that was in danger of default.

Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS's domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (i) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (ii) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (iii) the branch was operated lawfully as a branch under state law prior to the savings institution's conversion to a federal charter.

Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

Qualified Thrift Lender Test. All savings institutions are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A saving institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets:
50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1997, the qualified thrift investments of the Association were substantially in excess of 65%.

Accounting Requirements. FIRREA requires the OTS to establish accounting standards to be applicable to all savings institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate GAAP to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

Effective October 2, 1992, the OTS amended a number of its accounting regulations and reporting requirements to adopt the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings institution transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and (iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP wherever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings institutions.

Effective February 10, 1992, the OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of and accounting for securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held for investment purposes may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. The Association believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and GAAP.

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. The Association is a member of the FHLB of Atlanta and must maintain an investment in the capital stock of the FHLB of Atlanta in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Association's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Association is in compliance with this requirement with an investment in stock of the FHLB of Atlanta of $429,800 at September 30, 1997.

FHLB advances to members such as the Association who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets and (ii) 20 times the member's investment in FHLB stock. The granting of advances is subject also to the FHLB's collateral and credit underwriting guidelines. Upon the origination or renewal of a loan or advance, the FHLB of Atlanta is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB perfects its security interest in the collateral.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low-, and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The FHLB of Atlanta reviews and accepts proposals for subsidies under that program twice a year. The Association has not participated in such program.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain average daily reserves equal to various percentages against their accounts. The percentages are subject to adjustment by the Federal Reserve Board. At September 30, 1997, the Association met its reserve requirement. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Taxation

Federal Taxation. The Holding Company is subject to the federal tax laws that apply to corporations generally. With certain exceptions, the Association is also subject to the federal tax laws and regulations which apply to corporations generally.

One such exception is related to special bad debt reserve deductions that have in the past been available to thrift institutions such as the Association. Under Section 593 of the code, thrift institutions meeting certain definitional tests primarily relating to their assets and the nature of their business, have been permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. Under Section 593, for purposes of the bad debt reserve deduction, loans were categorized as "qualifying real property loans," which generally included loans secured by improved real estate, and "nonqualifying loans," which included all other types of loans. The amount of the bad debt reserve deduction for "nonqualifying loans" was computed using an amount based on the Association's actual loss experience (the "experience method"). A thrift institution could elect annually to compute its allowable addition to its bad debt reserves for qualifying loans under either the experience method or based on a percentage equal to 8.0% of the institution's taxable income (the "percentage of taxable income method").

The prior availability of the percentage of taxable income method permitted qualifying thrift institutions to be taxed at a lower effective federal income tax rate than that applicable to corporations generally. The Small Business Job Protection Act of 1995 eliminates the lower effective federal income tax rate for thrift institutions such as the Association.

In August 1996 Congress enacted, and the President signed into law, the Small Business Job Protection Act. Under the Small Business Job Protection Act, Section 593 of the Code and the percentage of taxable income method are repealed and the Association will hereafter be permitted to use only the experience method of computing additions to its bad debt reserve. In addition, the Association will be required to recapture (i.e., take into income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. However, under the legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996, in which the Association originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Association during its six taxable years preceding 1996. The Association is expected to recapture approximately $154,000, $57,000 tax effected of its tax bad debt reserve. The recapture will not have an effect on the Association's financial statements because the related tax expense has previously been accrued.

In addition to the regular income tax, the Association is subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments and tax preference items), less any available exemption. Such tax preference items include (i) 100% of the excess of a thrift institution's bad debt deduction over the amount that would have been allowable based on actual experience and (ii) interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income.
The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

If the Association distributes cash or property to its stockholders, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Association to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "nonqualified distribution." A distribution with respect to stock is a nonqualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a nonqualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

The tax returns of the Association have been closed by statute or audited through 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Association.

Alabama and Delaware Taxation. The State of Alabama imposes a 6.0% excise tax on the earnings of financial institutions such as the Association. The 6.0% excise tax also would apply to the Holding Company. In addition to the excise taxes, the State of Alabama imposes an annual state franchise tax for domestic and foreign corporations. A domestic corporation, including a federally chartered stock savings bank domiciled in Alabama, is assessed a domestic franchise tax of approximately 1.0% based on the par value of its common stock. Foreign corporations, such as the Holding Company which is incorporated in Delaware, are assessed a foreign franchise tax of 0.3% based on a total of capital (as determined by statute) deemed to be employed in the state of Alabama. The foreign corporation's investment in the capital of an Alabama corporation is excluded from the taxable base. The Holding Company will also be subject to the Delaware franchise tax.

The Company was organized in the State of Delaware, and therefore it will be required to file a franchise tax return with the State of Delaware. The Company will also be required to file an income tax return in the State of Delaware if it derives income from business activities carried on in the State of Delaware. Currently, the Company does not have any business activities in the State of Delaware.

Delaware law provides two methods to calculate the Delaware Franchise Tax. One method is based on the Company's authorized number of shares and the second method is based on the Company's "assumed no-par capital" with respect to no par shares and on the Company's "assumed par value capital" with respect to par value shares. The lesser result under both methods is then used to determine the franchise tax liability in the State of Delaware.

Under the first method the franchise tax is calculated at a base rate of $90 on the first 10,000 shares, plus $50.00 per each additional 10,000 shares or part thereof.

The second method is based on "assumed no-par capital" with respect to no-par shares and an "assumed par-value capital" with respect to par value shares as follows:

     1. The "assumed no-par capital" is the authorized number of shares without par value multiplied by $100. The tax on the "assumed no-par capital" is $30.00 for each $300,000 or less and is graduated as follows: (i) $50.00 for over $300,000 but not over $500,000; (ii) $90.00 for over $500,000 but not over $1,000,000; and (iii) $90 for over $1,000,000, plus
        $50.00 per each additional $1,000,000 or part thereof.

     2. The tax on par value is $200 for each $1,000,000, or fraction thereof of an "assumed par-value capital." The "assumed par-value capital" is found as follows: (i) ascertain average asset value per share by dividing total gross assets by the total number of issued shares, including shares without par value; (ii) if average asset value is more than par value; it is multiplied by the total number of authorized par value shares; if average assets value is less than par value of any class of authorized shares, such shares must be taken at their par value. Where it is necessary to use average asset value for one class of shares and par value of any other class or classes, the "assumed par-value capital" is the sum of the products of the multiplications.

If a corporation has both no-par shares and par-value shares, the no-par shares are taxed as calculated above upon a share basis which is added to the tax calculated above on the par value shares.

Executive Officers of Association Who Are Not Directors

Presented below is certain information regarding the executive officers of the Association who are not directors:

         Name              Age                Position

  Beth B. Knight           35        Vice President-Finance and
                                      Chief Financial Officer

  Raymond A. Williams      44        Vice President-Lending and
                                       Chief Lending Officer

Beth B. Knight. Ms. Knight has a BS in accounting from the University of Alabama and she is a Certified Public Accountant. She joined the Association in 1992 and has served in her current capacity since joining the Association.

Raymond A. Williams. Mr. Williams worked for a major commercial bank for 15 years prior to joining the Association in 1995 as chief lending officer.

Employees

The Association had 17 full time employees and three part-time employees at September 30, 1997. None of the employees is represented by a collective bargaining agreement.



ITEM 2.--PROPERTIES.

The following table sets forth information regarding the Association's offices at September 30, 1997:

                               Owned or        Date        Net Book
       Location                Leased         Acquired      Value

   325 Second Street SE         Owned           1968       $202,000
   Cullman, AL
   (Main Office)

   1414 Second Ave., N.W.       Owned           1988        185,000
   Cullman, AL
   (Branch)

   1602 Second Ave., SW        Leased (1)       1979         13,000
   Cullman, AL
   (Branch)



(1) Lease expires March 31, 2000.

The net book value of the Company's investment in furnishings and equipment totaled $736,000 at September 30, 1997.


ITEM 3.--LEGAL PROCEEDINGS.

Neither the Holding Company nor the Association is presently involved in any material legal proceedings. From time to time, the Association is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Association.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                            Not applicable.


ITEM 5.--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the 1997 Annual Report to Shareholders (the "Annual Report") under the caption "Common Stock Data" is incorporated herein by reference.


ITEM 6.--SELECTED FINANCIAL DATA

The information called for by item 6 is set forth in the Annual Report for the year ended September 30, 1997 at pages 2 and 3 under the heading "Selected Financial Information and Other Data" and is incorporated herein by reference.


ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information called for by Item 7 is set forth in the Annual Report for the year ended September 30, 1997 at pages 5-10 under the heading "Management's Discussion and Analysis of Financial Condition and
Results of Operations" and is incorporated herein by reference.


ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          (Dollars in Thousands Except Per Share Amounts)

                             First     Second    Third    Fourth    Total

Interest revenue             $1,204    $1,234    $1,248   $1,362    $5,048
Interest expense                643       605       510      677     2,435
                             ------    ------    ------   ------    ------
Net interest revenue            561       629       738      685     2,613

Provision for loan losses         0         5         0       (5)        0
Non-interest revenue             65        40        76        7       188
Non-interest expense            382       354       484      352     1,572
                             ------    ------    ------   ------    ------
Income before income taxes      244       310       330      345     1,229

Income tax expense               84       106       119      128       437
                             ------    ------    ------   ------    ------
Net income                   $  160    $  204    $  211   $  217    $  792
                             ======    ======    ======   ======    ======
Net income per share (1)     $  .15    $  .20    $  .21   $  .23    $  .66
                             ======    ======    ======   ======    ======

 (1) Net income per share for the first quarter is for the period from the date of the conversion, December 23, 1996, to December 31, 1997. Net income per share for the year is for the period from the date of conversion to September 30, 1997.

                                                 1996
                             First     Second    Third    Fourth    Total

Interest revenue             $1,148    $1,096    $1,221   $1,177    $4,642
Interest expense                644       626       666      638     2,574
                             ------    ------    ------   ------    ------
Net interest revenue            504       470       555      539     2,068

Provision for loan losses         0         4         2      184       190
Non-interest revenue             78        58        89       17       242
Non-interest expense            358       315       445      663     1,781
                             ------    ------    ------   ------    ------
Income before income taxes      224       209       197     (291)      339

Income tax expense               60        83        68      (93)      118
                             ------    ------    ------   ------    ------
Net income                   $  164    $  126    $  129   $ (198)   $  221
                             ======    ======    ======   ======    ======
Net income per share            N/A       N/A       N/A      N/A       N/A

Other information called for by Item 8, is set forth in the Company's Annual Report for the year ended September 30, 1997 and is incorporated herein by reference.


ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                            Not applicable.

                               PART III


ITEM 10.--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of Southern Community Bancshares, Inc. (the "Proxy Statement"), under the caption (PROPOSAL ONE--ELECTION OF DIRECTORS--Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


ITEM 11.--EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS -- Compensation of Executive Officers and Directors" is incorporated herein by reference.


ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Proxy Statement under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS -- Certain Transactions" is incorporated herein by reference.


ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption "PROPOSAL ONE - ELECTION OF DIRECTORS -- Certain Transactions" is incorporated herein by reference.

                                PART IV




ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  EXHIBITS

3(a) Certificate of Incorporation   Incorporated by reference to the Form SB-2

3(b) Bylaws                         Incorporated by reference to the Form SB-2

13   Annual Report to Shareholders

21   Subsidiaries of the Registrant

23   Consent of Independent Public Accountants

27   Financial Data Schedule

                              SIGNATURES



Pursuant to the requirements of Section 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1923, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN COMMUNITY BANCSHARES INC.




Date:  December 29, 1997      By: /s/ William R. Faulk
                                 William R. Faulk
                                 President and Chief Executive Officer


Date:  December 29, 1997      By: /s/ Beth Knight
                                 Beth Knight
                                 Secretary and Treasurer