Form 10-Q
period 1997-12-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 1998-02-17
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended December 31, 1997



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


            Class                        Outstanding at December
                                                31, 1997
Common Stock, $.01 par value                1,137,350 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
  DECEMBER 31, 1997 AND SEPTEMBER 30, 1997

CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE        3
  MONTHS ENDED DECEMBER 31, 1997 AND 1996

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE          4
  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

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

                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                                December 31,   September 30,
                                                   1997            1997
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $10,250        $  9,887

SECURITIES AVAILABLE FOR SALE, at fair value       10,807          12,997

SECURITIES HELD TO MATURITY, fair values of
$2,867 and $3,525, respectively                     2,852           3,525

LOANS RECEIVABLE, net                              45,757          42,999

PREMISES AND EQUIPMENT                                550             545

OTHER ASSETS                                          677             932

       Total assets                               $70,893         $70,885



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $56,521         $55,875

OTHER LIABILITIES                                     273             540

       Total liabilities                           56,794          56,415

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,804          10,787
Retained earnings                                   6,592           6,445
Unrealized loss on securities available for sale    ( 15)            (36)
Unearned compensation                             (3,293)         (2,737)

      Total stockholders' equity                   14,099          14,470
      Total liabilities and stockholders' equity  $70,893         $70,885




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended
                                                  December 31,
                                                 1997     1996
                                                  (unaudited)

INTEREST INCOME:
  Interest and fees on loans                      $969     $864
  Interest and dividends on
    securities                                     239      266
  Other interest income                            108       74

     Total interest income                       1,316    1,204

INTEREST EXPENSE:
  Interest on deposits                             606      643
     Total interest expense                        606      643
     Net interest income                           710      561

PROVISION FOR LOAN LOSSES                            0        0
     Net interest income after
       provision for loan losses                    710     561

NONINTEREST INCOME:
  Customer service fees                              49      65
     Total noninterest income                        49      65

NONINTEREST EXPENSE:
  Compensation and benefits                         224     191
  Occupancy and equipment                            45      41
  Deposit insurance expense                           7      30
  Other operating expense                           146     120
     Total noninterest expense                      422     382
     Income before income taxes                     337     244

PROVISION FOR INCOME TAXES                          121      84
NET INCOME                                          216     160

BASIC AND DILUTED EARNINGS PER SHARE               $.22    $.15

DIVIDEND DECLARED PER SHARE                      $0.075     N/A


   The accompanying notes are an integral part of these statements.


                   SOUTHERN COMMUNITY BANCSHARES, INC.


                        STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                        (DOLLARS IN THOUSANDS)


                                                         1997    1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $216    $160

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                          20      20
     Amortization and accretion on securities              12     (11)
     Amortization of unearned compensation                 40       0
     Change in assets and liabilities:
       Other assets                                       244     129
       Other liabilities                                 (267)   (447)
         Total adjustments                                 49    (309)
         Net cash provided by operating activities        265    (149)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                  2,212     454
  Proceeds from maturities/calls of securities,
    held to maturity                                      671   1,004
  Purchases of securities, available for sale               0    (374)
  Net loan (originations) repayments                   (2,758)    699
  Capital expenditures                                    (25)     (7)
        Net cash used in investing activities             100   1,776

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                         646  (1,121)
  Contributions to Plan trusts                            (17)      0
  Purchase of stock for stock plan trusts                (562)      0
  Net proceeds from issuance of common stock                0  10,023
  Dividends paid                                          (69)      0
        Net cash provided by financing activities          (2)  8,902

NET INCREASE IN CASH AND CASH EQUIVALENTS                 363  10,529
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        9,887   3,868
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $10,250 $14,397




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

   The accompanying unaudited condensed consolidated financial statements as of December 31, 1997, and for the three month period then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three month periods ended December 31, 1997 and 1996. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1998.
   While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1997. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 1997 financial statements.


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

   The Management Recognition Plan ("MRP") and the Stock Option Plan
   ("SOP") were approved by shareholders on January 19, 1998. Under the MRP, employees and directors could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion (45,494 shares of common stock) and the Stock Option Plan
   ("SOP"), employees and directors could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion at exercise prices equal to the market price of the common stock on the date of grant. At December 31, 1997, the MRP and SOP plan trust had purchased 160,035 shares of the Company's stock.


3.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three month period ended December 31, 1997 and by dividing the earnings for the period from December 23, 1996, the date of Conversion, to December 31, 1996, by the weighted average number of shares of common stock outstanding during the quarter. Common Stock outstanding consists of issued shares less unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trust. Diluted earnings per share for the three month period ended December 31, 1997 and the period from December 23, 1996 to December 31, 1996, were the same as Basic earnings per share because there were no dilutive securities outstanding during the periods ended December 31, 1997 or 1996.

   In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated. The following table represents the earnings per share calculations for the three months ended December 31, 1997 and 1996, accompanied by the effect of this accounting change on previously reported earnings per share:

                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   December 31, 1997:
     Net income                    $216,000
     Basic earnings per share:
       Income available to common
         shareholders               216,000     993,567        $.22
     Dilutive securities                  0           0           0
     Diluted earnings per share    $216,000     993,567        $.22

   December 31, 1996:
     Net income for the period
       from December 23, 1996 to
       December 31, 1996           $ 15,000
     Basic earnings per share:
       Income available to common
         shareholders                15,000     102,362        $.15
     Dilutive securities                  0           0           0
     Diluted earnings per share    $ 15,000     102,362        $.15

   Changes in previously reported earnings per share:

                                             For the Quarter Ended
                                               December 31, 1996

     Earnings (loss) per share, as reported             $.15
     Earnings (loss) per share, as restated:
         Basic                                           .15
         Diluted                                         .15


4.PENDING ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 129, Disclosure of Information About Capital Structure.
   This Statement establishes standards for disclosing information about an entity's capital structure.

   In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive
   Income" This Statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements and are displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted.
   Reclassification of financial statements for earlier periods for comparative purposes is required.

   In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement also establishes standards for related disclosures about products and serivces, geographic areas, and major customers. This Statement requires the reporting of financial and description information about an enterprise's reportable operating segments. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application comparative information for earlier years is to be restated.

   Management believes there will be no material effect on the consolidated financial statements from the adoption of these pronouncements.




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

      Comparison of Financial Condition at December 31, 1997 and
September 30, 1997. Total assets and liabilities remained approximately the same between periods. The $2.9 million decrease in securities was used to fund the $2.8 million increase in loans.

      Comparison of Results of Operations for the Three Months Ended
December 31, 1997 and 1996. The Company reported net income for the three months ended December 31, 1997 of $216,000 as compared to $160,000 for the three months ended December 31, 1996.

      Net Interest Income. Net interest income for the three months ended December 31, 1997 amounted to $710,000 as compared to $561,000 for the three months ended December 31, 1996. Total interest income increased $112,000 or 9.3% during the three months ended December 31, 1997 as compared to the prior year. This increase resulted primarily from an increase in the average balance of total interest bearing assets during the three months ended December 31, 1997 as compared to the prior year.
Total interest expense decreased during the three months ended
December 31, 1997. This decrease resulted primarily from a decrease in average deposits between the periods.

      Provision for Loan Losses. No provisions for loan losses were made during the three month periods ended December 31, 1997 and 1996.
The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions.

      Provision for Income Taxes. Income tax expense for the three months ended December 31, 1997 increased by $37,000 to $121,000 as compared to income tax expense of $84,000 for the three months ended December 31, 1996.
This increase is due to increased income before income taxes.

      Noninterest Expense.  Noninterest expense for the three months ended
December 31, 1997 amounted to $422,000 as compared to $382,000 for the three months ended December 31, 1996. The $40,000, or 10.6%, increase is primarily the result of increased compensation expense due to the ESOP plan and other operating expense increases due to professional fees. These increases were partially offset by decreases in deposit insurance expense.

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

     The Association is required to maintain certain levels of regulatory capital. At December 31, 1997 and September 30, 1997, the
Company and the Association were in compliance with all regulatory capital requirements.




                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
December 31, 1997, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:      February 13, 1998    _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:      February 13, 1998    _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



