Form 10-Q
period 1998-03-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 1998-05-15
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1998



                Commission File Number: 333-12373




               Southern Community Bancshares, Inc.
      (Exact name of registrant as specified in its charter)



          Delaware                            63-1176408
(State or other jurisdiction               (I.R.S. Employer
    of incorporation or                     Identification No.)
       organization)

    325 2nd Street, S.E.
      Cullman, Alabama                           35055
    (Address of principal                     (Zip Code)
     executive offices)


Registrant's telephone number,         (256) 734-4863
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


            Class                        Outstanding at March
                                                31, 1998
Common Stock, $.01 par value                1,137,350 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
  MARCH 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          3
  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          4
  FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      5
  FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL   10
  CONDITION AND RESULTS OF OPERATIONS



                PART II.    OTHER INFORMATION

OTHER INFORMATION                                               12

SIGNATURES                                                      13

                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                                March 31,      September 30,
                                                   1998            1997
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $12,253        $  9,887

SECURITIES AVAILABLE FOR SALE, at fair value        9,504          12,997

SECURITIES HELD TO MATURITY, fair values of
$3,327 and $3,525, respectively                     3,311           3,525

LOANS RECEIVABLE, net                              46,377          42,999

PREMISES AND EQUIPMENT                                336             545

OTHER ASSETS                                          666             932

       Total assets                               $72,447         $70,885



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $57,764         $55,875

OTHER LIABILITIES                                   3,200             540

       Total liabilities                           60,964          56,415

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,822          10,787
Retained earnings                                   4,530           6,445
Unrealized loss on securities available for sale        0            (36)
Unearned compensation                             (3,880)         (2,737)

      Total stockholders' equity                   11,483          14,470
      Total liabilities and stockholders' equity  $72,447         $70,885




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended
                                                    March 31,
                                                 1998     1997
                                                  (unaudited)

INTEREST INCOME:
  Interest and fees on loans                      $990     $801
  Interest and dividends on
    securities                                     242      286
  Other interest income                            115      147

     Total interest income                       1,347    1,234

INTEREST EXPENSE:
  Interest on deposits                             613      605
     Total interest expense                        613      605
     Net interest income                           734      629

PROVISION FOR LOAN LOSSES                            0        5
     Net interest income after
       provision for loan losses                    734     624

NONINTEREST INCOME:
  Customer service fees                              45      40
     Total noninterest income                        45      40

NONINTEREST EXPENSE:
  Compensation and benefits                         261     156
  Occupancy and equipment                            44      29
  Deposit insurance expense                           9       6
  Other operating expense                           195     163
     Total noninterest expense                      509     354
     Income before income taxes                     270     310

PROVISION FOR INCOME TAXES                          116     106
NET INCOME                                          154     204

BASIC EARNINGS PER SHARE                           $.17    $.20

DILUTED EARNINGS PER SHARE                         $.16    $.20

DIVIDEND DECLARED PER SHARE                       $2.50   $.075


   The accompanying notes are an integral part of these statements.


                   SOUTHERN COMMUNITY BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   Six Months Ended
                                                       March 31,
                                                    1998       1997
                                                        (Unaudited)

INTEREST INCOME:
  Interest and fees on loans                       $1,959     $1,665
  Interest and dividends on securities                481        552
  Other interest income                               223        221
      Total interest income                         2,663      2,438

INTEREST EXPENSE
  Interest on deposits                              1,220      1,248
      Total interest expense                        1,220      1,248
      Net interest income                           1,443      1,190

PROVISION FOR LOAN LOSSES                               0          5
      Net interest income after provision
        for loan losses                             1,443      1,185

NONINTEREST INCOME:
  Customer service fees                                95        105
      Total noninterest income                         95        105

NONINTEREST EXPENSE:
  Compensation and benefits                           484        347
  Occupancy and equipment                              89         70
  Deposit insurance expense                            17         36
  Other operating expense                             341        283
      Total noninterest expense                       931        736
      Income before income taxes                      607        554

PROVISION FOR INCOME TAXES                            237        190
NET INCOME                                            370        364

BASIC EARNINGS PER SHARE                             $.39       $.21

DILUTED EARNINGS PER SHARE                           $.38       $.21

DIVIDEND DECLARED PER SHARE                         $2.575     $.075


    The accompanying notes are an integral part of these statements.




                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                      Six Months Ended
                                                           March 31,
                                                         1998    1997
                                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $370    $364

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                          40     106
     Amortization and accretion on securities              22     (14)
     Amortization of unearned compensation                100      23
     Provision for loan losses                              0       5
     Gain on sale of securities, net                        0       8
     Change in assets and liabilities:
       Other assets                                       265     153
       Other liabilities                                  426    (394)
         Total adjustments                                853    (113)
         Net cash provided by operating activities      1,223     251

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                  3,528     609
  Proceeds from maturities/calls of securities,
    held to maturity                                      212   3,497
  Purchases of securities, available for sale               0  (6,373)
  Purchases of securities, held to maturity                 0    (501)
  Net loan (originations) repayments                   (3,378)    608
  Capital expenditures                                    (25)    (73)
        Net cash used in investing activities             531  (2,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                       1,889  (2,742)
  Contributions to Plan trusts                           (645)   (502)
  Purchase of stock for stock plan trusts                (563)      0
  Net proceeds from issuance of common stock                0   9,861
  Dividends paid                                          (69)      0
        Net cash provided by financing activities         612   6,617

NET INCREASE IN CASH AND CASH EQUIVALENTS               2,366   4,635
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        9,887   3,868
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $12,253 $ 8,503




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

   The accompanying unaudited condensed consolidated financial statements as of March 31, 1998 and 1997, and for the three- and six-month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three- and six-month periods ended March 31, 1998 and 1997. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1998.
   While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1997. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 1997 financial statements.


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

   The Management Recognition Plan ("MRP") and the Stock Option Plan
   ("SOP") were approved by shareholders on January 19, 1998. Under the MRP, employees and directors could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion (45,494 shares of common stock) and the Stock Option Plan
   ("SOP"), employees and directors could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion at exercise prices equal to the market price of the common stock on the date of grant. At March 31, 1998, the MRP and SOP plan trust had purchased 160,035 shares of the Company's stock.


3.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six month period ended March 31, 1998 and by dividing the earnings for the period from December 23, 1996, the date of Conversion, to March 31, 1997 and the period from January 1, 1997 to March 31, 1997 by the weighted average number of shares of common stock outstanding during the quarters. Common Stock outstanding consists of issued shares less unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trust. Diluted earnings per share for the period from December 23, 1996 to March 31, 1997 and from
   January 1, 1997 to March 31, 1997 were the same as Basic earnings per share because there were no dilutive securities outstanding during the periods.

   In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated. The following table represents the earnings per share calculations for the three months ended March 31, 1998 and 1997:

                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   March 31, 1998:
     Net income                    $154,000
     Basic earnings per share:
       Income available to common
         shareholders               154,000     894,598        $.17
     Dilutive securities                  0      47,820           0
     Diluted earnings per share    $154,000     942,418        $.16

   March 31, 1997:
     Net income                    $204,000
     Basic earnings per share:
       Income available to common
         shareholders               204,000   1,023,768        $.20
     Dilutive securities                  0           0           0
     Diluted earnings per share    $204,000   1,023,768        $.20

                                                             Per Share
     For the Six Months Ended        Income       Shares         Amount

   March 31, 1998:
     Net income                    $370,000
     Basic earnings per share:
       Income available to common
         shareholders               370,000     944,083        $.39
     Dilutive securities                  0      24,042           0
     Diluted earnings per share    $370,000     968,125        $.38

   March 31, 1997:
     Net income for the period
       from December 23, 1996 to
       March 31, 1997             $219,652
     Basic earnings per share:
       Income available to common
         shareholders              219,652    1,025,822        $.21
     Dilutive securities                 0            0           0
     Diluted earnings per share   $219,652    1,025,822        $.21


4.PENDING ACCOUNTING PRONOUNCEMENTS

  The AICPA has issued Statements of Position 98-1, Accounting for the
  Costs of Computer Software Developed or Obtained for Internal Use.
  This statement requires capitalization of external direct costs of materials and services; payroll and payroll-related costs for employees directly associated; and interest costs during development of computer software for internal use (planning and preliminary costs should be expensed). Also, capitalized costs of computer software developed or obtained for internal use should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use.

  This statement is effective for financial statements for fiscal years beginning after December 15, 1998 (prospectively) and is not expected to have a material effect on the consolidated financial statements.

5.DIVIDEND

  On March 16, 1998, the Board of Directors declared a special cash dividend of $2.50 per share to all shareholders of record on March 31, 1998, payable April 8, 1998. The dividend payable at
  March 31, 1998 was $2.2 million.




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

      Comparison of Financial Condition at March 31, 1998 and
September 30, 1997.  Total assets increased by $1.6 million or 2.2%.
Liabilities increased by $4.5 million or 8.1%. Securities available for sale decreased by $3.5 million due primarily to maturities and prepayments.
These funds were used to fund a $3.4 million, or 7.9% increase in loans.
The remaining change in assets is primarily a $2.4 million increase in cash which will be used to pay the $2.2 million special dividend. The increase in liabilities is primarily due to the special dividend payable of $2.2 million and a $1.9 increase in deposits.

      Stockholders' equity decreased by $3.0 million due primarily to dividends and contributions to benefit plan trusts which were partially offset by net income.

      Comparison of Results of Operations for the Three Months Ended
March 31, 1998 and 1997. The Company reported net income for the three months ended March 31, 1998 of $154,000 as compared to $204,000 for the three months ended March 31, 1997.

      Net Interest Income. Net interest income for the three months ended March 31, 1998 amounted to $734,000 as compared to $629,000 for the three months ended March 31, 1997. Net interest income after provision for loan losses increased $110,000 or 17.6%, during the three months ended March 31, 1998 as compared to the prior year period.
This increase resulted primarily from an increase in the average balance of loans during the three months ended March 31, 1998 as compared to the prior year period.

      Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions.

      Noninterest Expense.  Noninterest expense for the three months ended
March 31, 1998 amounted to $509,000 as compared to $354,000 for the three months ended March 31, 1997. The $155,000, or 43.8% increase is primarily the result of increased compensation expense due to the ESOP and MRP plans and other operating expense increases due to professional fees.

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

     The Association is required to maintain certain levels of regulatory capital. At March 31, 1998 and September 30, 1997, the
Company and the Association were in compliance with all regulatory capital requirements.

     Comparision of Results of Operations for the Six Months Ended
March 31, 1998 and 1997. The Company reported net income for the six months ended March 31, 1998 of $370,000 as compared to $364,000 for the six months ended March 31, 1997.

     Net Interest Income.  Net interest income for the six months ended
March 31, 1998 amounted to $1,443,000 as compared to $1,190,000 for the six months ended March 31, 1997. Total interest income increased
$225,000 or 9.2% during the six months ended March 31, 1998 as compared to the prior year period. This increase resulted primarily from an increase in the average balance of total interest bearing assets during the six months ended March 31, 1998 as compared to the prior year period.
Total interest expense decreased during the six months ended March 31, 1998.
This decrease resulted primarily from a decrease in average deposits between the periods.

     Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.

     Provision for Income Taxes. Income tax expense for the six months ended March 31, 1998 increased by $47,000 to $237,000 as compared to income tax expense of $190,000 for the six months ended March 31, 1997. This increase is due to increased income before income taxes.

     Noninterest Expense.  Noninterest expense for the six months ended
March 31, 1998 amounted to $931,000 as compared to $736,000 for the six months ended March 31, 1997. The $195,000 or 26.5% increase is primarily the result of increased compensation expense due to the ESOP and MRP plans and other operating expense increases due to professional fees. These increases were partially offset by decreases in deposit insurance expense.



                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
March 31, 1998, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:      May 15, 1998         _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:      May 15, 1998         _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



