Form 10-Q/A
period 1998-03-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 1998-06-04
CIK 1021011

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




                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                      Six Months Ended
                                                           March 31,
                                                         1998    1997
                                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $370    $364

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                          40     106
     Amortization and accretion on securities              22     (14)
     Amortization of unearned compensation                100      23
     Provision for loan losses                              0       5
     Gain on sale of securities, net                        0       8
     Change in assets and liabilities:
       Other assets                                       265     153
       Other liabilities                                  426    (394)
         Total adjustments                                853    (113)
         Net cash provided by operating activities      1,223     251

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                  3,528     609
  Proceeds from maturities/calls of securities,
    held to maturity                                      212   3,497
  Purchases of securities, available for sale               0  (6,373)
  Purchases of securities, held to maturity                 0    (501)
  Net loan (originations) repayments                   (3,378)    608
  Proceeds from sale of premises and equipment            194       0
  Capital expenditures                                    (25)    (73)
        Net cash used in investing activities             531  (2,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                       1,889  (2,742)
  Contributions to Plan trusts                           (645)   (502)
  Purchase of stock for stock plan trusts                (563)      0
  Net proceeds from issuance of common stock                0   9,861
  Dividends paid                                          (69)      0
        Net cash provided by financing activities         612   6,617

NET INCREASE IN CASH AND CASH EQUIVALENTS               2,366   4,635
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        9,887   3,868
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $12,253 $ 8,503




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



