Form 10-Q
period 1998-06-30
SOUTHERN COMMUNITY BANCSHARES INC
filed 1998-08-14
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1998



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


            Class                        Outstanding at June
                                                30, 1998
Common Stock, $.01 par value                1,137,350 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
  JUNE 30, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          3
  FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          4
  FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      5
  FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

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

                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                                 June 30,      September 30,
                                                   1998            1997
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $11,444        $  9,887

SECURITIES AVAILABLE FOR SALE, at fair value        6,844          12,997

SECURITIES HELD TO MATURITY, fair values of
$2,837 and $3,525, respectively                     2,829           3,525

LOANS RECEIVABLE, net                              45,856          42,999

PREMISES AND EQUIPMENT                                315             545

OTHER ASSETS                                          632             932

       Total assets                               $67,920         $70,885



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $55,824         $55,875

OTHER LIABILITIES                                     318             540

       Total liabilities                           56,142          56,415

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,840          10,787
Retained earnings                                   4,740           6,445
Unrealized gain (loss) on securities
 available for sale                                     2            (36)
Unearned compensation                             (3,815)         (2,737)

      Total stockholders' equity                   11,778          14,470
      Total liabilities and stockholders' equity  $67,920         $70,885




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended
                                                    June 30,
                                                 1998     1997
                                                  (unaudited)

INTEREST INCOME:
  Interest and fees on loans                    $1,001     $909
  Interest and dividends on
    securities                                     187      263
  Other interest income                            121       76

     Total interest income                       1,309    1,248

INTEREST EXPENSE:
  Interest on deposits                             603      510
     Total interest expense                        603      510
     Net interest income                           706      738

PROVISION FOR LOAN LOSSES                            0        0
     Net interest income after
       provision for loan losses                   706      738

NONINTEREST INCOME:
  Customer service fees                             75       76
     Total noninterest income                       75       76

NONINTEREST EXPENSE:
  Compensation and benefits                         267     317
  Occupancy and equipment                            42      41
  Deposit insurance expense                           9       6
  Other operating expense                            81     120
     Total noninterest expense                      399     484
     Income before income taxes                     382     330

PROVISION FOR INCOME TAXES                          107     119
NET INCOME                                          275     211

BASIC EARNINGS PER SHARE                           $.31    $.21

DILUTED EARNINGS PER SHARE                         $.29    $.21

DIVIDEND DECLARED PER SHARE                       $.075   $.075


   The accompanying notes are an integral part of these statements.


                   SOUTHERN COMMUNITY BANCSHARES, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                   Nine Months Ended
                                                       June 30,
                                                    1998       1997
                                                      (Unaudited)

INTEREST INCOME:
  Interest and fees on loans                       $2,960     $2,574
  Interest and dividends on securities                668        815
  Other interest income                               344        297
      Total interest income                         3,972      3,686

INTEREST EXPENSE
  Interest on deposits                              1,823      1,758
      Total interest expense                        1,823      1,758
      Net interest income                           2,149      1,928

PROVISION FOR LOAN LOSSES                               0          5
      Net interest income after provision
        for loan losses                             2,149      1,923

NONINTEREST INCOME:
  Customer service fees                               170        181
      Total noninterest income                        170        181

NONINTEREST EXPENSE:
  Compensation and benefits                           751        664
  Occupancy and equipment                             131        111
  Deposit insurance expense                            26         42
  Other operating expense                             422        403
      Total noninterest expense                     1,330      1,220
      Income before income taxes                      989        884

PROVISION FOR INCOME TAXES                            344        309
NET INCOME                                            645        575

BASIC EARNINGS PER SHARE                             $.70       $.43

DILUTED EARNINGS PER SHARE                           $.67       $.43

DIVIDEND DECLARED PER SHARE                         $2.575     $.150


    The accompanying notes are an integral part of these statements.




                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                      Nine Months Ended
                                                           June 30,
                                                         1998    1997
                                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $645    $575

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                          61      62
     Amortization and accretion on securities              31     (21)
     Amortization of unearned compensation                203      38
     Provision for loan losses                              0       5
     Gain on sale of securities, net                        0       8
     Change in assets and liabilities:
       Other assets                                       300      82
       Other liabilities                                 (307)   (407)
         Total adjustments                                288    (233)
         Net cash provided by operating activities        933     342

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                  6,182     609
  Proceeds from maturities/calls of securities,
    held to maturity                                      693   3,497
  Purchases of securities, available for sale               0  (6,567)
  Purchases of securities, held to maturity                 0  (1,047)
  Proceeds from sales of securities,
    available for sale                                      0   1,100
  Net loan (originations) repayments                   (2,857) (1,099)
  Proceeds from sale of premises and equipment            194       0
  Capital expenditures                                    (25)    (11)
        Net cash used in investing activities           4,187  (3,518)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                         (50) (2,802)
  Contributions to Plan trusts                           (665) (1,128)
  Purchase of stock for stock plan trusts                (563)      0
  Net proceeds from issuance of common stock                0   9,876
  Dividends paid                                       (2,285)    (69)
        Net cash provided by financing activities      (3,563)  5,877

NET INCREASE IN CASH AND CASH EQUIVALENTS               1,557   2,701
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        9,887   3,868
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $11,444  $6,569




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

   The accompanying unaudited condensed consolidated financial statements as of June 30, 1998 and 1997, and for the three- and nine-month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three- and nine-month periods ended June 30, 1998 and 1997. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1998.
   While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1997. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 1997 financial statements.


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

   The Management Recognition Plan ("MRP") and the Stock Option Plan
   ("SOP") were approved by shareholders on January 19, 1998. Under the MRP, employees and directors could be awarded an aggregate amount of shares of common stock equal to 4% of the shares issued in the Conversion (45,494 shares of common stock) and the Stock Option Plan
   ("SOP"), employees and directors could be granted options to purchase an aggregate amount of shares of common stock equal to 10% of the shares issued in the Conversion at exercise prices equal to the market price of the common stock on the date of grant. The purchase price of common stock purchased for the MRP and SOP plan trust has been charged to stockholders' equity as unearned compensation.


3.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine month period ended June 30, 1998 and by dividing the earnings for the period from December 23, 1996, the date of Conversion, to June 30, 1997 and the period from January 1, 1997 to June 30, 1997 by the weighted average number of shares of common stock outstanding during the quarters. Common Stock outstanding consists of issued shares less unallocated ESOP shares, and shares owned by the MRP and Stock Option plan trust. Diluted earnings per share for the period from December 23, 1996 to June 30, 1997 and from
   January 1, 1997 to June 30, 1997 were the same as Basic earnings per share because there were no dilutive securities outstanding during the periods.

   In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated. The following table represents the earnings per share calculations for the three and nine months ended June 30, 1998 and 1997:

                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   June 30, 1998:
     Net income                    $275,000
     Basic earnings per share:
       Income available to common
         shareholders               275,000     889,580        $.31
     Dilutive securities                  0      53,031           0
     Diluted earnings per share    $275,000     942,610        $.29

   June 30, 1997:
     Net income                    $211,000
     Basic earnings per share:
       Income available to common
         shareholders               211,000     984,911        $.21
     Dilutive securities                  0           0           0
     Diluted earnings per share    $211,000     984,911        $.21

                                                            Per Share
     For the Nine Months Ended      Income     Shares         Amount

   June 30, 1998:
     Net income                    $645,000
     Basic earnings per share:
       Income available to common
         shareholders               645,000     925,390        $.70
     Dilutive securities                  0      33,968           0
     Diluted earnings per share    $645,000     959,358        $.67

   June 30, 1997:
     Net income for the period
       from December 23, 1996 to
       June 30, 1997              $430,652
     Basic earnings per share:
       Income available to common
         shareholders              430,652    1,006,796        $.43
     Dilutive securities                 0            0           0
     Diluted earnings per share   $430,652    1,006,796        $.43


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

  The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative
  Instruments for Hedging Activities. The statement requires derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement also requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

  This Statement is effective for fiscal years beginning after June 15, 1999 (prospectively) and is not expected to have a material effect on the consolidated financial statements.



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

      Comparison of Financial Condition at June 30, 1998 and
September 30, 1997.  Total assets decreased by $3.0 million or 4.2%.
Liabilities decreased by $273,000 or 0.5%. Securities available for sale decreased by $6.2 million due primarily to maturities and prepayments.
These funds were used to fund a $2.9 million, or 6.6% increase in loans and to pay the $2.2 million special dividend.

      Stockholders' equity decreased by $2.7 million due primarily to dividends and contributions to benefit plan trusts which were partially offset by net income.

      Comparison of Results of Operations for the Three Months Ended
June 30, 1998 and 1997. The Company reported net income for the three months ended June 30, 1998 of $275,000 as compared to $211,000 for the three months ended June 30, 1997.

      Net Interest Income. Net interest income for the three months ended June 30, 1998 amounted to $706,000 as compared to $738,000 for the three months ended June 30, 1997. Net interest income after provision for loan losses decreased $32,000 or 4.3%, during the three months ended June 30, 1998 as compared to the prior year period.
This decrease resulted primarily from a decrease in the average balance of securities during the three months ended June 30, 1998 as compared to the prior year period.

      Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions.

      Noninterest Expense.  Noninterest expense for the three months ended
June 30, 1998 amounted to $399,000 as compared to $484,000 for the three months ended June 30, 1997. The $85,000, or 17.6% decrease is primarily the result of decreased compensation expense due to fewer employees; decreased ESOP plan expenses and decreased other operating expenses due to lower professional fees.

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

     The Association is required to maintain certain levels of regulatory capital. At June 30, 1998 and September 30, 1997, the
Company and the Association were in compliance with all regulatory capital requirements.

     Comparision of Results of Operations for the Nine Months Ended
June 30, 1998 and 1997. The Company reported net income for the nine months ended June 30, 1998 of $645,000 as compared to $575,000 for the nine months ended June 30, 1997.

     Net Interest Income.  Net interest income for the nine months ended
June 30, 1998 amounted to $2,149,000 as compared to $1,923,000 for the nine months ended June 30, 1997. Total interest income increased
$286,000 or 7.8% during the nine months ended June 30, 1998 as compared to the prior year period. This increase resulted primarily from an increase in the average balance of total interest bearing assets during the nine months ended June 30, 1998 as compared to the prior year period.
Total interest expense increased during the nine months ended June 30, 1998.
This increase resulted primarily from a increase in average deposits between the periods.

     Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.

     Provision for Income Taxes. Income tax expense for the nine months ended June 30, 1998 increased by $35,000 to $344,000 as compared to income tax expense of $309,000 for the nine months ended June 30, 1997. This increase is due to increased income before income taxes.

     Noninterest Expense.  Noninterest expense for the nine months ended
June 30, 1998 amounted to $1,330,000 as compared to $1,220,000 for the nine months ended June 30, 1997. The $110,000 or 9.0% increase is primarily the result of increased compensation expense due to the ESOP and MRP plans and other operating expense increases due to professional fees. These increases were partially offset by decreases in deposit insurance expense.



                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
June 30, 1998, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:      August 14, 1998      _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:      August 14, 1998      _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



