Form 10KSB40
period 1998-09-30
SOUTHERN COMMUNITY BANCSHARES INC
filed 1999-01-04
CIK 1021011

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996)
            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

              Commission File Number: 333-12373

                 SOUTHERN COMMUNITY BANCSHARES, INC.
  (Exact name of small business issuer as specified in its charter)

           Delaware                               63-1176408
(State or other jurisdiction of       (IRS Employer Identification No.)
incorporation or organization)

325 2nd Street, S.E., Cullman,  AL                   35055
(Address of principal executive offices)           (Zip Code)


The registrant's telephone number, including area code: (256) 734-4863


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

The registrant's revenues for its most recent fiscal year were $5,416,000.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at September 30, 1998 was approximately $5,459,474 (based on 408,185 shares at the most recent trading price of which management was aware ($13.375 on December 18, 1998) (for this purpose, the registrant's directors and executive officers and stock benefit plans and trusts have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at September 30, 1998 was 1,080,482.

Transitional small business disclosure format:  No.

                 DOCUMENTS INCORPORATED BY REFERENCE

The following portions of the Southern Community Bancshares, Inc.
Annual Report to Shareholders for the fiscal year ended September 30, 1998, are incorporated by reference into Part II of this Form 10-KSB:

    1. Market Price of Common Shares and Related Shareholder Matters;

    2. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

    3. Consolidated Financial Statements.

The following portions of the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Southern Community Bancshares, Inc. are incorporated by reference into Part III of this Form 10-KSB:

    1. Voting Securities and Ownership of Certain Beneficial Owners and Management.

ITEM 1.--DESCRIPTION OF BUSINESS

General

The Holding Company is a Delaware corporation organized at the direction of the Association for the purpose of purchasing all of the capital stock of the Association to be issued in connection with the Conversion. Before the conversion, the Holding Company did not engage in any material operations. The Holding Company is a unitary savings and loan holding company, the principal assets consist of the capital stock of the Association and the investments made with the net proceeds retained from the sale of Common Shares in connection with the Conversion. The office of the Holding Company is located at 325 2nd Street, S.E., Cullman, Alabama, and its telephone number is
(256) 734-4863.

The Association is a federal stock savings and loan association which was organized in 1905. As a federal savings and loan association, the Association is subject to supervision and regulation by the OTS. The Association is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, and the deposit accounts of the Association are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF"). The Association conducts business from its offices in Cullman County, Alabama, and its executive office is located at 325 2nd Street, S.E., Cullman, Alabama. At September 30, 1998, the Association had $66,8 million of total assets, $55.7 million of total liabilities, including $55.6 million of deposits, and $11.1 million of equity.

The Association is principally engaged in the business of originating mortgage loans secured by first mortgages on one-to-four family residential real estate located in Cullman County, Alabama, the Association's primary market area. Such loans account for $28.0 million and $25.6 million at September 30, 1998 and 1997, respectively. The Association also originates loans for the construction of residential real estate and construction and permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area. Such loans account for $12.3 million and $13.5 million of total loans, respectively. In addition to real estate lending, the Association originates a limited number of commercial loans and secured and unsecured consumer loans. The stated loans account for $7.3 million and $5.6 million of total loans, respectively. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities, and other investments permitted by applicable law. As of September 30, 1998, the carrying value of investments that management has the intent and ability to hold until maturity was $1.8 million and the carrying value of investments that were available for sale was $8.6_ million. In addition, as of that same date, the Association's aggregate cash and interest-bearing deposits in other banks totaled $9.6 million. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, and loan principal repayments.

Historically, the Association has operated as a traditional savings and loan association, emphasizing the origination of loans secured by single-family residences. The Association has recently focused on increasing consumer and commercial lending.

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

Income levels in Cullman County are below averages for the State of Alabama and the United States according to demographic statistics.
For 1994, average per capita income for Cullman County was 12% below and 30% below, respectively, average per capita income for Alabama and the United States, respectively. For 1999, average per capita income for Cullman County is projected to be 12% and 31% below, respectively, average per capita income for Alabama and the United States, respectively.

Cullman County has no single, dominant employer. The largest employer in the county is the Wal-Mart Distribution Center with approximately 1,500 employees.

The Association is one of two thrift institutions based in Cullman County and had a 42% share of the County's thrift deposits and a .74% share of all deposits in the county, as of Sept. 30, 1998.

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

Since the enactment of FIRREA in 1989, a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1998, the Association's loans-to-one borrower limit was $1.7 million and its five largest loans or groups of loans-to-one borrower, including related entities, were $1,454,000, $1,130,000, $697,000, $552,000 and
$525,000. Each of these loans is secured by real estate, a substantial portion of which is rental property. All of these loans or groups of loans were performing in accordance with their terms at September 30, 1998.

Loan Portfolio Composition. The following table sets forth the composition of the Association loan portfolio by type of loan at the dates indicated:

                                                   September 30,
                                    -----------------------------------------
                                           1998                  1997
                                    -----------------      ------------------
                                     Amount      %          Amount        %
                                     -------   -------     -------     -------
                                                  (In thousands)

Real estate loans:
  One-to four-family                 $27,972    61.01%     $25,617      59.58%
  Nonresidential                       8,384    18.29        8,077      18.78
  Multifamily                          2,514     5.48        4,172       9.70
  Construction                         1,358     2.96        1,267       2.95
                                     -------   -------     -------     -------
      Total real estate loans         40,228    87.74       39,133      91.01
                                     -------   -------     -------     -------
Commercial loans                       3,658     7.98        2,294       5.34
                                     -------   -------     -------     -------
Consumer loans:
  Automobile loans                     1,477     3.22        1,535       3.57
  Loans on deposits                      518     1.13          518       1.20
  Other consumer loans                 1,608     3.51        1,311       3.05
                                     -------   -------     -------     -------
      Total consumer loans             3,603     7.86        3,364       7.82
                                     -------   -------     -------     -------
Total loans                           47,489   103.58       44,791     104.17
                                     -------   -------     -------     -------
  Less:
    Undisbursed portion of loans
      in progress                        691     1.51          816       1.90
    Unearned and deferred income         162     0.35          170        .40
    Allowances for loan losses           790     1.72          806       1.87
                                     -------   -------     -------     -------
       Net loans                     $45,846   100.00%     $42,999     100.00%
                                     =======   =======     =======     =======

Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of loans maturing in the Association's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.

                                         Over
                            Due in      1 Year
                            1 Year     Through       Over
                           or Less     5 Years      5 Years     Total
                           -------     -------      -------    -------
                                        (In thousands)

   Mortgage Loans:
      Adjustable           $ 7,219     $ 5,881      $ 2,376    $15,476
      Fixed                    628       6,985       17,139     24,752

   Consumer                  1,957       1,646            0      3,603

   Commercial                1,838         554        1,266      3,658
                           -------     -------      -------    -------
         Total             $11,642     $15,066      $20,781    $47,489
                           =======     =======      =======    =======

The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1998 which have fixed interest rates or which have adjustable interest rates.

                                               Fixed Rates
                                            (In thousands)

           Fixed rates of interest              $27,590
           Adjustable rates of interest           8,257
                                                --------
                Total                           $35,847
                                                ========


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

Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, other borrowers and real estate developers, solicitations by the Association's lending staff and walk-in customers.

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

At September 30, 1998, the Association owns loan participation interests in 10 loans with an aggregate outstanding balance of approximately $4.5 million. These loans consist of both adjustable and fixed rate loans. The Association is the lead lender on one loan of the 10, which loan has an outstanding balance of $279,000 at September 30, 1998. The remaining 9 loans are serviced by other lending institutions. All participation loans are performing and secured by first mortgages. The participation loans are secured by various types of properties, including multifamily residences, shopping centers, office buildings, and a country club, some of which are outside of the Association's primary market area. The Association does not currently intend to originate or purchase additional loan participations outside their market area.

The following table shows total loans originated, loan reductions, and the net increase in the Association's loan portfolio during the periods indicated:

                                                      Year Ended
                                                     September 30,
                                                    1998       1997
                                                  ---------  ---------
                                                   (In thousands)
   Loans originated:
      One-to-four family residential              $ 10,876   $  8,626
      Multifamily residential                          573        568
      Nonresidential                                 2,061        660
      Construction                                   2,590      1,758
      Commercial                                     1,947      1,674
      Consumer                                       2,658      3,093
                                                  ---------  ---------
         Total loans originated                     20,705     16,379

   Principal repayments                            (18,007)   (13,504)

   Increase (decrease) in other items, net (1)         149        523
                                                  ---------  ---------
   Net increase (decrease)                        $  2,847   $  3,398
                                                  =========  =========

(1) Other items consist of deferred loan fees, allowance for loan losses and the undisbursed portion of construction loans.


Loans Secured by One- to Four-Family Residences. The principal lending activity of the Association is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within the Association's primary market area. At September 30, 1998, the Association's one- to four-family residential loans totaled approximately $28.0 million, or 61.0% of total loans.

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

Loans Secured by Multifamily Residences. In addition to loans on one- to four-family properties, the Association originates loans secured by multifamily properties which contain more than four units. At September 30, 1998, loans secured by multifamily residences totaled approximately $2.5 million, or 5.5% of total loans. At September 30, 1998, the largest single loan secured by a multifamily residence was $1.4 million and was performing in accordance with its terms. Multifamily loans are offered with adjustable or fixed rates for terms of up to 20 years and have LTVs up to 80%.

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

Loans Secured by Nonresidential Real Estate. The Association also originates loans for the purchase of nonresidential real estate. At September 30, 1998, approximately $8.4 million, or 18.3%, of the Association's total loans were secured by mortgages on nonresidential real estate. At such date, the largest single loan secured by nonresidential real estate was $1.5 million and was performing in accordance with its terms. The Association's nonresidential real estate loans have adjustable rates or fixed rates, terms of up to 30 years, and LTVs of up to 80%. The Association also makes loans for the construction of nonresidential real estate.

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

Construction loans are offered with adjustable or fixed rates for terms of up to one year. At September 30, 1998, the Association's loan portfolio included $1.4 million in construction loans, or 3.0% of total loans. The majority of construction loans were for construction of residential properties.

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

Commercial Loans. The Association makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in equipment, nonresidential real estate, or other assets of the borrower. At September 30, 1998, the Association's commercial loan portfolio totaled $3.7 million, or 8.0% of total loans.

Consumer Loans. The Association makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans, and other secured loans and unsecured personal loans. Consumer loans are made at variable or fixed rates of interest and for varying terms based on the type of loan. At September 30, 1998, the Association had approximately $3.6 million, or 7.9% of total loans, invested in consumer loans.

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

Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments, and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with SFAS No. 91 as an adjustment to yield over the life of the related loan. At September 30, 1998, the Association had $162,000 of net loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans.

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

Real estate acquired by the Association as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, such property is recorded by the Association at the fair value of the real estate, less estimated selling expenses, at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining REO property are expenses from the date the property is acquired. Costs relating to the development and improvement of the property are capitalized to the extent of fair value

As of September 30, 1998, the Association's total non-performing loans amounted to $103,000, or 0.2% of total net loans, compared to $265,000, or 0.6% of total net loans at September 30, 1996.

The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other non-performing assets at the dates indicated:

                                                          September 30,
                                                        1998        1997
                                                       -------    -------
                                                         (In thousands)

Accruing loans delinquent 90+ days                     $    0     $    0
Loans accounted for on a nonaccrual basis:
  Real estate:
     One- to four-family                                  103        263
     Multifamily                                            0          0
     Nonresidential                                         0          0
  Consumer                                                  0          2
                                                       -------    -------
        Total nonaccrual loans                            103        265
                                                       -------    -------
        Total non-performing loans                        103        265
                                                       -------    -------
Real estate owned (1)                                       3          0
                                                       -------    -------
        Total non-performing assets                    $  106     $  265
                                                       =======    =======
Allowance for loan losses                              $  790     $  806
                                                       =======    =======
Non-performing assets as a percent of total loans         0.2%       0.6%
                                                       =======    =======
Non-performing loans as a percent of total loans          0.2%       0.6%
                                                       =======    =======
Allowance for loan losses as a percent of
 non-performing loans                                   767.0%     304.2%
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

The aggregate amounts of the Association's classified loans at the dates indicated were as follows:

                                              September 30,
                                             1998     1997
                                            (In thousands)

        Classified loans:
           Substandard                        $112    $281
           Doubtful                              0       0
           Loss                                 96      97
                                              ----    -----
              Total classified loans          $208    $378
                                              ====    =====

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

Allowance for Loan Losses. Senior management, with oversight by the Board of Directors, reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The amounts in the provisions for loan losses shown in the table below for 1996 through 1998 were determined based upon past loan experience, a review of individual specific problem loans, if any, the estimated value of the underlying collateral, and the prevailing economic conditions.

At September 30, 1998, the Association's allowance for loan losses was $790,000 compared to $806,000 at September 30, 1997. The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:

                                                1998      1997     1996
                                               ------    -----    -----
                                                   (In thousands)

      Balance at beginning of period           $806      $802     $624

      Charge-offs                               (24)      (56)     (20)
      Recoveries                                  8        60        8
                                               ------    -----    -----
      Net (charge-offs) recoveries               16         4      (12)

      Provision for loan losses                   0                190
                                               ------    -----    -----
      Balance at end of year                   $790      $806     $802
                                               ======    =====    =====
      Ratio of net (charge-offs) recoveries
        to average loans outstanding during
        the period                             (.04)%    (.01)%    .03%
                                               ======    =====    =====
      Ratio of allowance for loan losses to
        total loans                            1.72%     1.87 %   1.95%
                                               ======    =====    =====


The following table presents the allocation of the allowance for loan losses to the total amount of net loans in each category listed at the dates indicated.

                                          September 30,
                          -----------------------------------------------
                               1998                     1997
                          --------------------     ----------------------
                                   % of Loans                 % of Loans
                                     in Each                    in Each
                                   Category to                Category to
                          Amount   Total Loans     Amount     Total Loans
                          ------   -----------     ------     -----------
      Real estate loans    $343       87.7%         $  41       91.0%
      Commercial loans      127        8.0            100        5.3
      Consumer loans         90        7.9             84        7.8
      Unallocated           230          0            288          0
                           ----      ------          ----      ------
           Total           $790      103.6%          $806      104.2%
                           ====      ======          ====      ======

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

The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated:

                                                             September 30,
                                                          1998         1997
                                                        ---------    --------
                                                            (In thousands)
   Available for sale (1):
      U.S. Treasury and federal agencies                $   1,984    $  6,983
      Equity securities                                   140,000           0
      Federal Home Loan Bank stock                            430         430
                                                        ---------    --------
      Investment securities                                 2,554       7,413
      Mortgage-backed securities                            6,039       5,583
                                                        ---------    --------
         Total                                          $   8,593    $ 12,996
                                                        =========    ========
   Held to maturity (2):
      U.S. Treasury and federal agencies                $     849    $  1,348
      Obligations of state and political subdivisions         150         150
                                                        ---------    --------
      Investment securities                                   999       1,498
      Mortgage-backed securities                              837       2,027
                                                        ---------    --------
         Total                                          $   1,836    $  3,525
                                                        =========    ========


(1) The carrying value is the approximate fair value of the security at each reporting date.
(2) The carrying value is the amortized cost of the security at each reporting date.



The following table sets forth information regarding the scheduled maturities, amortized costs, fair value and weighted average yields for the Association's securities at September 30, 1998:


                     One Year or Less      One to Five Years   Five to Ten Years    After Ten Years       Total
                   -------------------  -------------------  -------------------  ------------------  -----------------    Fair
                    Carrying   Average    Carrying  Average   Carrying  Average   Carrying  Average   Carrying  Average   Market
                     Value      Yield      Value     Yield    Value      Yield      Value    Yield     Value     Yield     Value
                   ----------   ------  ----------   ------  --------     ------  ---------- -----    ---------- -----  ----------
                                                            (Dollars in thousands)

Available for sale:

U.S. Treasury and
federal agencies   $1,249,212   6.05%   $  728,756   5.95%  $      0     0.00%  $        0    0.00%  $1,977,968  6.02%  $1,984,287

Equities and
Federal Home Loan
Bank stock
                                                                                   569,800    3.60%     569,800  3.60      569,800
Mortgage-backed
securities            140,932   5.20%    3,040,618   5.88%   303,880     5.93%   2,532,889    6.02    6,018,319  5.93    6,038,694
                   ----------   ----    ----------   ----   --------     ----   ----------    ----   ----------  ----   ----------
   Total           $1,390,144   5.97%   $3,769,374   5.90%  $303,880     5.93%  $3,102,689    5.58%  $8,566,087  5.79%  $8,592,781
                   ==========   ====    ==========   ====   ========     ====   ==========    ====   ==========  ====   ==========
Held-to-maturity:

U.S. Treasury and
federal agencies   $  350,000   5.35%   $  499,042   5.33%  $      0     0.00%  $        0    0.00%  $  849,042  5.34%  $  848,641

Obligations of
state and
political
subdivisions                0   0.00       150,000   6.60          0     0.00            0    0.00      150,000  6.59      155,475

Mortgage-backed
securities            511,453   5.22       133,199   5.28    106,533     5.52       86,039    9.37      837,224  5.69      854,528
                   ----------   ----    ----------   ----   --------     ----   ----------    ----   ----------  ----   ----------
   Total           $  861,453   5.27%   $  782,241   5.57%  $106,533     5.52%  $   86,039    9.37%  $1,836,266  5.60%  $1,858,644
                   ==========   ====    ==========   ====   ========     ====   ==========    ====   ==========  ====   ==========


Cash and Interest-Bearing Deposits in Other Banks

The Association also had cash on hand and cash due from and on deposit with other banks amounting to $9.6 million and $9.9 million at September 30, 1998 and 1997, respectively.

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

Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a wide selection of deposit instruments, including NOW accounts, money market accounts, regular passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $4.0 million at September 30, 1998. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. As of September 30, 1998, the certificates of deposit with principal amounts of $100,000 or more totaled to $7.2 million.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.


The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated:


                                                1998                1997
                                          ------------------    -------------------
                                                    Percent               Percent
                                                    of Total              of Total
                                           Amount   Deposits    Amount     Deposits
                                          --------  --------   --------   ---------
                                                        (In thousands)

Transaction accounts:
   NOW accounts (1)                       $10,376    18.7%      $10,561     18.9%
   Passbook savings accounts (2)            9,035    16.3         9,286     16.6
   Money market accounts (3)                1,074     1.9         1,094      2.0
                                          --------  --------   --------   ---------
      Total transaction accounts           20,485    36.9        20,941     37.5
                                          --------  --------   --------   ---------
Certificates of deposit:
   4.01--6.00%                             32,376    58.3        32,295     57.7
   6.01--8.00%                              2,546     4.6         2,489      4.5
   8.01--10.00%                               150     0.3           150       .3
                                          --------  --------   --------   ---------
      Total certificates of deposit (4)    35,072    63.1        34,934     62.5
                                          --------  --------   --------   ---------
      Total deposits                      $55,557   100.0%      $55,875    100.0%
                                          ========  ========   ========   =========

 (1)  The weighted average rate on NOW accounts at September 30, 1998 was 2.22%.
 (2)  The weighted average rate on passbook savings accounts at September 30, 1998 was 1.96%.
 (3)  The weighted average rate on money market accounts at September 30, 1998 was 1.96%.
 (4)  The weighted average rate on all certificates of deposit, including IRA accounts, at September 30, 1998 was 4.3%.


The following table sets forth the amount and maturities of the Association's certificates of deposit at September 30, 1998.


                                 Over One      Over Two        Over Three
                    One Year      Year       Years Through       Years         Over
                    or Less       Through      Three Years       Through     Four Years   Totals
                                 Two Years                      Four Years
                    -------      ---------   --------------    -----------   ----------   -------
                                             (In Thousands)

4.00%--6.00%        $23,412       $4,929         $2,961           $522          $552      $32,376
6.01%--8.00%            761          803            817            100            65        2,546
8.01%--10.00%           150            0              0              0             0          150
                    -------       ------         ------           ----          ----      -------
                    $24,323       $5,732         $3,778           $622          $617      $35,072
                    =======       ======         ======           ====          ====      =======


The following table sets forth the Association's deposit account balance activity for the periods indicated:

                                                      Year Ended
                                                     September 30,
                                                    1998        1997
                                                   --------   --------
                                                    (In thousands)

 Beginning balance                                 $55,875    $57,138
 Net increase (decrease) in deposits before
   interest credited                                (1,757)    (2,763)
 Interest credited                                   1,439      1,500
 Ending balance                                     55,557     55,875
                                                   --------   --------
 Net increase (decrease)                           $  (318)   $ 1,263
                                                   ========   ========



The following table sets forth the change in dollar and amount of deposits in the various types of accounts offered by the Association between the dates indicated:


                                                       Increase
                                                      (Decrease)
                         Balance at                      from         Balance at
                        September 30,      % of      September 30,   September 30,      % of
                           1998          Deposit        1997            1997          Deposits
                        -------------    -------     -------------   -------------    --------
                                                (Dollars in thousands)

Interest-bearing and
  noninterest bearing
  demand deposits         $11,450         20.61%       $(205)           $11,655         20.86%
Passbook savings            9,035         16.26         (251)             9,286         16.62
Certificates of deposit    35,072         63.13          138             34,934         62.52
                          -------        -------       ------           -------        -------
     Total                $55,557        100.00%       $(318)           $55,875        100.00%
                          =======        =======       ======           =======        =======


The following table sets forth the maturities of the Association's certificates of deposit having principal amounts of $100,000 or more at September 30, 1998:


Certificate of Deposit
Maturing in Quarter Ending:                                 Amount
---------------------------------------------------        -----------
                                                         (In thousands)
December 31, 1998                                           $   813
March 31, 1999                                                2,478
June 30, 1999                                                   563
September 30, 1999                                              517
After September 30, 1999                                      2,780
                                                            -------
     Total certificates of deposit with balances of
     $100,000 or more                                       $ 7,151
                                                            =======


Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Atlanta, the Association is authorized to apply for advances from the FHLB of Atlanta, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, the Association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, the Association will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1998, the Association was in compliance with the QTL Test and had no advances from the FHLB.

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

At September 30, 1998, the Association exceeded all of its regulatory capital requirements. The following table sets forth the Association's compliance with applicable regulatory capital requirements at September 30, 1998:


                                                                                For               To Be Well
                                                                              Capital          Capitalized Under
                                                                              Adequacy         Prompt Corrective
                                                           Actual             Purposes         Action Provisions
                                                    ------------------    -----------------    ------------------
                                                     Amount     Ratio     Amount     Ratio     Amount       Ratio
                                                    -------     ------    -------    ------    ------       -----
                                                                           (Dollars in thousands)
September 30, 1998:
  Total capital (to risk weighted assets)           $11,288      29.5%     $3,064     8.0%     $3,830       10.0%
  Tier 1 (core) capital (to risk weighted assets)    10,809      28.2         N/A     N/A       2,298        6.0
  Tier 1 (core) capital (to adjusted total assets)   10,809      15.8       2,048     3.0       3,413        5.0
  Tangible capital (to adjusted total assets)        10,809      15.8       1,024     1.5         N/A        N/A

September 30, 1997:
  Total capital (to risk weighted assets)           $10,699      30.4%     $2,817     8.0%     $3,522       10.0%
  Tier 1 (core) capital (to risk weighted assets)    10,259      29.1         N/A     N/A       2,113        6.0
  Tier 1 (core) capital (to adjusted total assets)   10,259      15.1       2,044     3.0       3,407        5.0
  Tangible capital (to adjusted total assets)        10,259      15.1       1,022     1.5         N/A        N/A




The following table is a reconciliation of the Association's stockholder's equity to tangible, Tier 1, and risk-based capital as required by the OTS:

                                                        1998       1997
                                                       --------  -------
                                                       (In thousands)

Stockholder's equity                                   $10,827   $10,222
Unrealized loss on securities available for sale           (18)       37
                                                       --------  --------
     Tangible and Tier 1 capital                        10,809    10,259
Allowance for loan losses                                  479       440
                                                       -------   -------
     Total risk based capital                          $11,288   $10,699
                                                       =======   =======
Total assets                                           $67,285   $68,112
Adjusted total assets                                   67,267    68,149
Total risk weighted assets                              38,297    35,218


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

An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guarantee shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan with the requisite period, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

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

At September 30, 1998, the Association was deemed a "well capitalized" institution for purpose of the above regulations and as such was not subject to the above mentioned restrictions.

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

Liquidity Requirements. Each savings institution is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At September 30, 1998, the Association's liquidity ratio was in excess of the required minimum.

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

At September 30, 1998, the Association was a Tier 1 institution for purposes of this regulation.

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

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets:
50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the qualified thrift investments of the Association were substantially in excess of 20%.

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

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. The Association is a member of the FHLB of Atlanta and must maintain an investment in the capital stock of the FHLB of Atlanta in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Association's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Association is in compliance with this requirement with an investment in stock of the FHLB of Atlanta of $428,800 at September 30, 1998.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain average daily reserves equal to various percentages against their accounts. The percentages are subject to adjustment by the Federal Reserve Board. At September 30, 1998, the Association met its reserve requirement. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

The tax returns of the Association have been closed by statute or audited through 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Association.

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

Executive Officers of Association Who Are Not Directors

Presented below is certain information regarding the executive officers of the Association who are not directors:

           Name          Age                  Position

   Beth B. Knight         36   Vice President-Finance and Chief
                                 Financial Officer

   Raymond A. Williams    45   Vice President-Lending and Chief
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

Employees

The Association had 16 full time employees and five part-time employees at September 30, 1998. None of the employees is represented by a collective bargaining agreement.

ITEM 2.--PROPERTIES.

The following table sets forth information regarding the Association's offices at September 30, 1998:

                            Owned or       Date        Net Book
        Location             Leased      Acquired       Value

   325 Second Street SE      Owned          1968       $115,000
   Cullman, AL
   (Main Office)

   1602 Second Ave., SW      Leased (1)     1979         15,660
   Cullman, AL
   (Branch)

(1) Lease expires March 31, 2000.

The net book value of the Company's investment in furnishings and equipment totaled $298,000 at September 30, 1998.


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


ITEM 5.--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The information contained in the 1998 Annual Report to Shareholders (the "Annual Report") under the caption "Common Stock Data", a copy of which is attached as exhibit 13.


ITEM 6.--SELECTED FINANCIAL DATA

The information called for by item 6 is set forth in the Annual Report for the year ended September 30, 1998 under the heading "Selected
Financial Information and Other Data" and is attached under exhibit 13.


ITEM 7.--MANAGEMENT'S DISCUSSIN AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The information called for by Item 7 is set forth in the Annual Report for the year ended September 30, 1998 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.


ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                 (Dollars in Thousands Except Per Share Amounts)

                                                                      1998
                                                First      Second      Third       Fourth      Total
                                                ------     ------      ------      -------     ------
Interest revenue                                $1,316     $1,347      $1,309      $1,264      $5,236
Interest expense                                   608        613         603         604       2,426
                                                ------     ------      ------      -------     ------
Net interest revenue                               710        734         706         660       2,810

Provision for loan losses                            0          0           0           0           0
Non-interest revenue                                49         45          55          31         180
Non-interest expense                               422        509         379         391       1,701
                                                ------     ------      ------      -------     ------
Income before income taxes                         337        270         382         300       1,289

Income tax expense                                 121        116         107         122         466
                                                ------     ------      ------      -------     ------
Net income                                      $  216     $  154      $  275      $  178      $  823
                                                ======     ======      ======      ======      ======
Basic earnings per share                        $ 0.22     $ 0.17      $ 0.31      $ 0.22      $ 0.92
                                                ======     ======      ======      ======      ======
Diluted earnings per share                      $ 0.22     $ 0.16      $ 0.29      $ 0.20      $ 0.87
                                                ======     ======      ======      ======      ======
                                                                      1997
                                                First      Second      Third       Fourth      Total
                                                ------     ------      ------      -------     ------
Interest revenue                                $1,204     $1,234      $1,248      $1,362      $5,048
Interest expense                                   643        605         510         677       2,435
                                                ------     ------      ------      -------     ------
Net interest revenue                               561        629         738         685       2,613

Provision for loan losses                            0          5           0          (5)          0
Non-interest revenue                                65         40          76           7         188
Non-interest expense                               382        354         484         352       1,572
                                                ------     ------      ------      -------     ------
Income before income taxes                         244        310         330         345       1,229

Income tax expense                                  84        106         119         128         437
                                                ------     ------      ------      -------     ------
Net income                                      $  160     $  204      $  211      $  217      $  792
                                                ======     ======      ======      ======      ======
Basic and diluted earnings per share (1)        $ 0.15     $ 0.20      $ 0.21      $ 0.23      $ 0.66
                                                ======     ======      ======      ======      ======

    (1) Net income per share for the first quarter is for the period from the date of the conversion, December 31, 1997, to December 31, 1998. Net income per share for the year is for the period from the date of conversion to September 30, 1998.


Other information called for by Item 8, is set forth in the Company's
Annual Report for the year ended September 30, 1998 and is incorporated herein by reference.


ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                            Not applicable.

                               PART III


ITEM 10.--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of Southern Community Bancshares, Inc. (the "Proxy Statement"), is incorporated herein by reference.


ITEM 11.--EXECUTIVE COMPENSATION

The information contained in the Proxy Statement is incorporated herein by reference.


ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information contained in the Proxy Statement is incorporated herein by reference.


ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement is incorporated herein by reference.

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



                              SOUTHERN COMMUNITY BANCSHARES INC.


Date:     12/23/98            By: /s/ William R. Faulk
                                 William R. Faulk
                                 President and Chief
                                 Executive Officer


Date:     12/23/98            By: /s/ Beth Knight
                                 Beth Knight
                                 Secretary and Treasurer