Form 10-Q
period 1998-12-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 1999-02-16
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended December 31, 1998



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


            Class                        Outstanding at December
                                                31, 1998
Common Stock, $.01 par value                1,080,482 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
   DECEMBER 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1998

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          3
  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      4
  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

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



                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                              December 31,    September 30,
                                                   1998            1998
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $12,459        $  9,591

SECURITIES AVAILABLE FOR SALE, at fair value        7,700           8,593

SECURITIES HELD TO MATURITY, fair values of
$1,397 and $1,858, respectively                     1,384           1,836

LOANS RECEIVABLE, net                              45,815          45,846

PREMISES AND EQUIPMENT                                294             298

OTHER ASSETS                                          718             656

       Total assets                               $68,370         $66,820



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $56,818         $55,557

BORROWED FUNDS                                      2,781               0

OTHER LIABILITIES                                     211             163

       Total liabilities                           59,810          55,720

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,816          10,808
Retained earnings                                   2,929           4,866
Unrealized gain (loss) on securities
  available for sale                                   22              17
Treasury stock                                      (831)           (831)
Unearned compensation                             (4,387)         (3,771)

      Total stockholders' equity                   8,560          11,100
      Total liabilities and stockholders' equity $68,370         $66,820




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended
                                                  December 31,
                                                 1998     1997
                                                  (unaudited)

INTEREST INCOME:
  Interest and fees on loans                    $1,010     $969
  Interest and dividends on
    securities                                     143      239
  Other interest income                            109      108

     Total interest income                       1,262    1,316

INTEREST EXPENSE:
  Interest on deposits                             580      606
     Total interest expense                        580      606
     Net interest income                           682      710

PROVISION FOR LOAN LOSSES                            0        0
     Net interest income after
       provision for loan losses                   682      710

NONINTEREST INCOME:
  Customer service fees                             42       49
     Total noninterest income                       42       49

NONINTEREST EXPENSE:
  Compensation and benefits                         260     224
  Occupancy and equipment                            36      45
  Deposit insurance expense                           8       7
  Other operating expense                           133     146
     Total noninterest expense                      437     422
     Income before income taxes                     287     337

PROVISION FOR INCOME TAXES                          127     121
NET INCOME                                          160     216

BASIC EARNINGS PER SHARE                           $.20    $.22

DILUTED EARNINGS PER SHARE                         $.19    $.22

DIVIDEND DECLARED PER SHARE                      $2.575   $.075


   The accompanying notes are an integral part of these statements.



                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                    Three Months Ended
                                                         December 31,
                                                         1998    1997
                                                          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $160    $216

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                          12      20
     Amortization and accretion on securities              18      12
     Amortization of unearned compensation                 77      40
     Change in assets and liabilities:
       Other assets                                       (62)    244
       Other liabilities                                   45    (267)
         Total adjustments                                 90      49
         Net cash provided by operating activities        250     265

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                    886   2,212
  Proceeds from maturities/calls of securities,
    held to maturity                                      449     671
  Purchases of securities, available for sale               0       0
  Purchases of securities, held to maturity                 0       0
  Proceeds from sales of securities,
    available for sale                                      0       0
  Net loan (originations) repayments                       31  (2,758)
  Capital expenditures                                    ( 8)    (25)
        Net cash used in investing activities           1,358     100

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                       1,261     646
  Contributions to Plan trusts                           (685)    (17)
  Purchase of stock for stock plan trusts                   0       0
  Proceeds from borrowed funds                          2,781       0
  Dividends paid                                        2,097    (69)
        Net cash provided by financing activities       1,260     (2)

NET INCREASE IN CASH AND CASH EQUIVALENTS               2,868     363
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        9,591   9,887
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $12,459 $10,250




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

   The accompanying unaudited condensed consolidated financial statements as of December 31, 1998 and 1997, and for the three-month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three-month periods ended December 31, 1998 and 1997. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended September 30, 1999.
   While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1998. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 1998 financial statements.


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

  3.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended December 31, 1998 and 1997. Common Stock outstanding consists of issued shares less unallocated ESOP shares, and shares owned by the MRP and SOP plan trust.

   In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. The following table represents the earnings per share calculations for the three months ended
   December 31, 1998 and 1997:

                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   December 31, 1998:
     Net income                    $160,000
     Basic earnings per share:
       Income available to common
         shareholders               160,000     814,283        $.20
     Dilutive securities                  0      45,494           0
     Diluted earnings per share    $160,000     859,777        $.19

   December 31, 1997:
     Net income                    $216,000
     Basic earnings per share:
       Income available to common
         shareholders               216,000     993,567        $.22
     Dilutive securities                  0           0           0
     Diluted earnings per share    $216,000     993,567        $.22


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

      Comparison of Financial Condition at December 31, 1998 and
September 30, 1998.  Total assets increased by $1.5 million or 2.3%.
Liabilities increased by $4.0 milion or 7.3%, primarily due to the
holding company borrowing of $2.8 million.   Securities available for
sale decreased by $893,000 due primarily to maturities and prepayments.
These funds were used to fund a $2.9 million, or 29.9% increase in cash and to pay the $2.1 million special dividend.

      Stockholders' equity decreased by $2.5 million due primarily to dividends and contributions to benefit plan trusts which were partially offset by net income.

      Comparison of Results of Operations for the Three Months Ended
December 31, 1998 and 1997. The Company reported net income for the three months ended December 31, 1998 of $160,000 as compared to $216,000 for the three months ended December 31, 1997.

      Net Interest Income. Net interest income for the three months ended December 31, 1998 amounted to $682,000 as compared to $710,000 for the three months ended December 31, 1997. Net interest income after provision for loan losses decreased $28,000 or 3.9%, during the three months ended December 31, 1998 as compared to the prior year period.
This decrease resulted primarily from a decrease in the average balance of securities during the three months ended December 31, 1998 as compared to the prior year period.

      Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions. No provision for loan losses was made for either of the quarters ended December 31, 1998 of 1997.

      Noninterest Expense.  Noninterest expense for the three months ended
December 31, 1998 amounted to $437,000 as compared to $422,000 for the three months ended December 31, 1997. The $15,000, or 3.6% increase is primarily the result of increased compensation expense due to expenses related to the MRP Plan.

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

     The Association is required to maintain certain levels of regulatory capital. At December 31, 1998 and September 30, 1998, the
Company and the Association were in compliance with all regulatory capital requirements.


                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
December 31, 1998, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:      February 15, 1999    _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:      February 15, 1999    _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



