Form 10-Q
period 1999-03-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 1999-05-17
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1999



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


            Class                        Outstanding at March
                                                31, 1999
Common Stock, $.01 par value                1,030,849 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
   MARCH 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          3
  FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
  FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998               4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
  FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998               5

THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FURNISHED HAVE NOT BEEN AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, BUT REFLECT, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY FOR A FAIR PRESENTATION OF FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    8
  CONDITION AND RESULTS OF OPERATIONS



                PART II.    OTHER INFORMATION

OTHER INFORMATION                                               10

SIGNATURES                                                      11



                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                                 March 31,    September 30,
                                                   1999            1998
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $ 8,976        $  9,591

SECURITIES AVAILABLE FOR SALE, at fair value       10,099           8,593

SECURITIES HELD TO MATURITY, fair values of
$954 and $1,858, respectively                         940           1,836

LOANS RECEIVABLE, net                              43,932          45,846

PREMISES AND EQUIPMENT                                284             298

OTHER ASSETS                                          534             656

       Total assets                               $64,765         $66,820



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $56,537         $55,557

OTHER LIABILITIES                                     162             163

       Total liabilities                           56,699          55,720

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,821          10,808
Retained earnings                                   3,006           4,866
Unrealized gain (loss) on securities
  available for sale                                    4              17
Treasury stock                                     (1,397)           (831)
Unearned compensation                              (4,379)         (3,771)

      Total stockholders' equity                    8,066          11,100
      Total liabilities and stockholders' equity  $64,765         $66,820




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended
                                                    March 31,
                                                 1999     1998
                                                  (unaudited)

INTEREST INCOME:
  Interest and fees on loans                    $ 963     $ 990
  Interest and dividends on
    securities                                     132      242
  Other interest income                            104      115

     Total interest income                       1,199    1,347

INTEREST EXPENSE:
  Interest on deposits                             560      613
     Total interest expense                        560      613
     Net interest income                           639      734

PROVISION FOR LOAN LOSSES                            0        0
     Net interest income after
       provision for loan losses                   639      734

NONINTEREST INCOME:
  Customer service fees                             32       45
     Total noninterest income                       32       45

NONINTEREST EXPENSE:
  Compensation and benefits                         266     261
  Occupancy and equipment                            37      44
  Deposit insurance expense                           8       9
  Other operating expense                           122     195
     Total noninterest expense                      433     509
     Income before income taxes                     238     270

PROVISION FOR INCOME TAXES                           95     116
NET INCOME                                          143     154

BASIC EARNINGS PER SHARE                           $.18    $.17

DILUTED EARNINGS PER SHARE                         $.17    $.16

DIVIDEND DECLARED PER SHARE                     $ .0825   $2.50


   The accompanying notes are an integral part of these statements.



                    SOUTHERN COMMUNITY BANCSHARES, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              (Dollars in Thousands, except per share amounts)

                                                     Six Months Ended
                                                         March 31,
                                                     1999        1998
                                                        (Unaudited)

INTEREST INCOME:
   Interest and fees on loans                      $1,973      $1,959
   Interest and dividends on securities               275         481
   Other interest income                              213         223
           Total interest income                    2,461       2,663

INTEREST EXPENSE:
   Interest on deposits                             1,139       1,220
           Total interest expense                   1,139       1,220
           Net interest income                      1,322       1,443

PROVISION FOR LOAN LOSSES                               0           0
           Net interest income after provision
               for loan losses                      1,322       1,443

NONINTEREST INCOME:
   Customer service fees                               74          95
           Total noninterest income                    74          95

NONINTEREST EXPENSE:
   Compensation and benefits                          526         484
   Occupancy and equipment                             73          89
   Deposit insurance expense                           16          17
   Other operating expense                            255         341
           Total noninterest expense                  870         931
           Income before income taxes                 526         607

PROVISION FOR INCOME TAXES                            223         237
NET INCOME                                         $  303      $  370

BASIC EARNINGS PER SHARE                             $.38        $.39

DILUTED EARNINGS PER SHARE                           $.36        $.38

DIVIDEND DECLARED PER SHARE                        $2.5825     $2.575


   The accompanying notes are an integral part of these statements.





                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                    Six Months Ended
                                                       March 31,
                                                     1999    1998
                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  303  $  370

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                         24      40
     Amortization and accretion on securities              1      22
     Amortization of unearned compensation               160     100
     Provision for loan losses                             0       0
     Gain on sale of securities, net                       0       0
     Change in assets and liabilities:
        Other assets                                     122     265
        Other liabilities                                (82)    426
         Total adjustments                               225     853
         Net cash provided by operating activities       528   1,223

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                   886   3,528
  Proceeds from maturities/calls of securities,
    held to maturity                                     895     406
  Purchases of securities, available for sale         (2,409)      0
  Purchases of securities, held to maturity                0       0
  Net loan (originations) repayments                   1,914  (3,378)
  Capital expenditures                                   (10)    (25)
        Net cash provided by investing activities      1,276     531

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                        980   1,889
  Contributions to Plan trusts                          (755)   (645)
  Purchase of stock for stock plan trusts                  0    (563)
  Purchase of treasury stock                            (566)      0
  Dividends paid                                      (2,078)    (69)
        Net cash (used in) provided by
              financing activities                    (2,419)    612
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (615)  2,366
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       9,591   9,887
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $8,976 $12,253




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

   The accompanying unaudited condensed consolidated financial statements as of March 31, 1999 and 1998, and for the three-month and six-month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three-month and six month periods ended March 31, 1999 and 1998. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended
   September 30, 1999. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1998. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 1998 financial statements.


  2.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month and six-month periods ended March 31, 1999 and 1998.
   Common Stock outstanding consists of issued shares less unallocated
   ESOP shares, and shares owned by the MRP and SOP plan trust.

   In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. The following table represents the earnings per share calculations for the three and six months ended
   March 31, 1999 and 1998:

                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   March 31, 1999:
     Net income                    $143,000
     Basic earnings per share:
       Income available to common
         shareholders               143,000     800,898        $.18
     Dilutive securities                  0      43,797           0
     Diluted earnings per share    $143,000     844,695        $.17

   March 31, 1998:
     Net income                    $154,000
     Basic earnings per share:
       Income available to common
         shareholders               154,000     894,598        $.17
     Dilutive securities                  0      47,820           0
     Diluted earnings per share    $154,000     942,418        $.16


     For the Six Months Ended

   March 31, 1999:
     Net income                   $303,000
     Basic earnings per share:
       Income available to common
         shareholders              303,000      808,633        $.38
     Dilutive securities                 0       45,520           0
     Diluted earnings per share   $303,000      854,153        $.36

   March 31, 1998:
     Net income                   $370,000
     Basic earnings per share:
       Income available to common
         shareholders              370,000      944,083        $.39
     Dilutive securities                 0       24,042           0
     Diluted earnings per share   $370,000      968,125        $.38

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

      Comparison of Financial Condition at March 31, 1999 and
September 30, 1998. Total assets decreased by $2.1 million or 3.13%, due primarily to the payment of a $2.1 million special dividend.
Liabilities increased by $1.0 milion or 1.8%, primarily due to an increase in deposits. Loans receivable decreased by $1,914,000 primarily due to loan payoffs. These funds along with the increase in deposits were used to fund a $1.5 million, or 17.5%, increase in securities available for sale and to pay the $2.1 million special dividend.

      Stockholders' equity decreased by $3.0 million due primarily to the payment of a $2.1 million special dividend.

      Comparison of Results of Operations for the Three Months Ended
March 31, 1999 and 1998. The Company reported net income for the three months ended March 31, 1999 of $143,000 as compared to $154,000 for the three months ended March 31, 1998.

      Net Interest Income. Net interest income for the three months ended March 31, 1999 amounted to $639,000 as compared to $734,000 for the three months ended March 31, 1998. Net interest income after provision for loan losses decreased $95,000 or 12.8%, during the three months ended March 31, 1999 as compared to the prior year period.
This decrease resulted primarily from a decrease in the average balance of securities during the three months ended March 31, 1999 as compared to the prior year period.

      Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions. No provision for loan losses was made for either of the quarters ended March 31, 1999 of 1998.

      Noninterest Expense.  Noninterest expense for the three months ended
March 31, 1999 amounted to $433,000 as compared to $509,000 for the three months ended March 31, 1998. The $76,000, or 14.8% decrease is primarily due to recurring cost savings from operations.

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

     The Association is required to maintain certain levels of regulatory capital. At March 31, 1999 and September 30, 1998, the
Company and the Association were in compliance with all regulatory capital requirements.

     Comparison of Results of Operations for the Six Months Ended
March 31, 1999 and 1998. The Company reported net income for the six months ended March 31, 1999 of $303,000 as compared to $370,000 for the six months ended March 31, 1998.

     Net Interest Income.  Net interest income for the six months ended
March 31, 1999 amounted to $1,322,000 as compared to $1,443,000 for the six months ended March 31, 1998. Total interest income decreased $202,000 or 7.6% during the six months ended March 31, 1999 as compared to the prior year period. This decrease resulted primarily from a decrease in the average balance of total interest bearing assets during the six months ended March 31, 1999 as compared to the prior period. Total interest expense decreased during the six months ended March 31, 1999. This decrease resulted primarily from a decrease in average deposits between the periods.

     Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.

     Provision for Income Taxes. Income tax expense for the six months ended March 31, 1999 decreased by $14,000 to $223,000 as compared to income tax expense of $237,000 for the six months ended March 31, 1998. This decrease is due to decreased income before income taxes.

     Noninterest Expense.  Noninterest expense for the six months ended
March 31, 1999 amounted to $870,000 as compared to $931,000 for the six months ended March 31, 1998. The $61,000 or 6.5% decrease is primarily due to recurring cost savings from operations. These decreases were particially offset by increased compensation expense due to the ESOP and MRP plans.

     Year 2000 Problem. A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900. All of the significant data processing of the Association that could be affected by this problem is provided by a third party service bureau. The service bureau of the Association has advised the Association that it has resolved any potential problem.



                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
March 31, 1999, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:      May 15, 1999         _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:     May 15, 1999          _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



