Form 10-Q
period 1999-06-30
SOUTHERN COMMUNITY BANCSHARES INC
filed 1999-08-16
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1999



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


            Class                        Outstanding at June
                                                30, 1999
Common Stock, $.01 par value                1,030,849 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
   JUNE 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          3
  FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
  FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998               4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
  FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998               5

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



                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                                 June 30,    September 30,
                                                   1999            1998
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $ 6,838        $  9,591

SECURITIES AVAILABLE FOR SALE, at fair value       11,144           8,593

SECURITIES HELD TO MATURITY, fair values of
$766 and $1,858, respectively                         762           1,836

LOANS RECEIVABLE, net                              44,122          45,846

PREMISES AND EQUIPMENT                                307             298

OTHER ASSETS                                          650             656

       Total assets                               $63,823         $66,820



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $55,514         $55,557

OTHER LIABILITIES                                     158             163

       Total liabilities                           55,672          55,720

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,826          10,808
Retained earnings                                   3,076           4,866
Unrealized gain (loss) on securities
  available for sale                                  (59)             17
Treasury stock                                     (1,397)           (831)
Unearned compensation                              (4,306)         (3,771)

      Total stockholders' equity                    8,151          11,100
      Total liabilities and stockholders' equity  $63,823         $66,820




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended
                                                    June 30,
                                                 1999     1998
                                                  (unaudited)

INTEREST INCOME:
  Interest and fees on loans                    $ 932     $1,001
  Interest and dividends on
    securities                                    167        187
  Other interest income                            71        121

     Total interest income                      1,170      1,309

INTEREST EXPENSE:
  Interest on deposits                            547        603
     Total interest expense                       547        603
     Net interest income                          623        706

PROVISION FOR LOAN LOSSES                           0          0
     Net interest income after
       provision for loan losses                  623        706

NONINTEREST INCOME:
  Customer service fees                            36         75
     Total noninterest income                      36         75

NONINTEREST EXPENSE:
  Compensation and benefits                       274        267
  Occupancy and equipment                          38         42
  Deposit insurance expense                         8          9
  Other operating expense                         123         81
     Total noninterest expense                    443        399
     Income before income taxes                   216        382

PROVISION FOR INCOME TAXES                         82        107
NET INCOME                                        134        275

BASIC EARNINGS PER SHARE                         $.17       $.31

DILUTED EARNINGS PER SHARE                       $.16       $.29

DIVIDEND DECLARED PER SHARE                   $ .0825     $ .075


   The accompanying notes are an integral part of these statements.



                    SOUTHERN COMMUNITY BANCSHARES, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              (Dollars in Thousands, except per share amounts)

                                                    Nine Months Ended
                                                         June 30,
                                                     1999        1998
                                                        (Unaudited)

INTEREST INCOME:
   Interest and fees on loans                      $2,905      $2,960
   Interest and dividends on securities               442         668
   Other interest income                              284         344
           Total interest income                    3,631       3,972

INTEREST EXPENSE:
   Interest on deposits                             1,686       1,823
           Total interest expense                   1,686       1,823
           Net interest income                      1,945       2,149

PROVISION FOR LOAN LOSSES                               0           0
           Net interest income after provision
               for loan losses                      1,945       2,149

NONINTEREST INCOME:
   Customer service fees                              110         170
           Total noninterest income                   110         170

NONINTEREST EXPENSE:
   Compensation and benefits                          800         751
   Occupancy and equipment                            111         131
   Deposit insurance expense                           24          26
   Other operating expense                            378         422
           Total noninterest expense                1,313       1,330
           Income before income taxes                 742         989

PROVISION FOR INCOME TAXES                            305         344
NET INCOME                                         $  437      $  645

BASIC EARNINGS PER SHARE                             $.55        $.70

DILUTED EARNINGS PER SHARE                           $.52        $.67

DIVIDEND DECLARED PER SHARE                        $2.365      $2.575


   The accompanying notes are an integral part of these statements.





                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                   Nine Months Ended
                                                       June 30,
                                                     1999    1998
                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  437  $  645

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                       41      61
     Amortization and accretion on securities            3      31
     Amortization of unearned compensation             238     203
     Provision for loan losses                           0       0
     Gain on sale of securities, net                     0       0
     Change in assets and liabilities:
        Other assets                                     6     300
        Other liabilities                              (51)   (307)
         Total adjustments                             237     288
         Net cash provided by operating activities     674     933

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                               1,656   6,182
  Proceeds from maturities/calls of securities,
    held to maturity                                 1,071     693
  Purchases of securities, available for sale       (5,401)      0
  Purchases of securities, held to maturity              0       0
  Proceeds from sales of securities,
    available for sale                               1,079       0
  Net loan (originations) repayments                 1,724  (2,857)
  Proceeds from sale of premises and equipment           0     194
  Capital expenditures                                 (50)    (25)
        Net cash provided by investing activities       79   4,187

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits                      (43)    (50)
  Contributions to Plan trusts                        (755)   (665)
  Purchase of stock for stock plan trusts                0    (563)
  Purchase of treasury stock                          (566)      0
  Dividends paid                                    (2,142) (2,285)
        Net cash (used in) provided by
              financing activities                  (3,506) (3,563)
NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS (2,753)  1,557
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     9,591   9,887
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $6,838 $11,444




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

   The accompanying unaudited condensed consolidated financial statements as of June 30, 1999 and 1998, and for the three-month and nine-month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three-month and nine month periods ended June 30, 1999 and 1998. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended
   September 30, 1999. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1998. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 1998 financial statements.


  2.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month and nine-month periods ended June 30, 1999 and 1998.
   Common Stock outstanding consists of issued shares less unallocated
   ESOP shares, and shares owned by the MRP and SOP plan trust.

   In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. The following table represents the earnings per share calculations for the three and nine months ended
   June 30, 1999 and 1998:

                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   June 30, 1999:
     Net income                    $134,000
     Basic earnings per share:
       Income available to common
         shareholders               134,000     771,017        $.17
     Dilutive securities                  0      36,904           0
     Diluted earnings per share    $134,000     807,921        $.16

   June 30, 1998:
     Net income                    $275,000
     Basic earnings per share:
       Income available to common
         shareholders               275,000     889,580        $.31
     Dilutive securities                  0      53,031           0
     Diluted earnings per share    $275,000     942,610        $.29


     For the Nine Months Ended

   June 30, 1999:
     Net income                   $437,000
     Basic earnings per share:
       Income available to common
         shareholders              437,000      796,048        $.55
     Dilutive securities                 0       41,357           0
     Diluted earnings per share   $437,000      837,405        $.52

   June 30, 1998:
     Net income                   $645,000
     Basic earnings per share:
       Income available to common
         shareholders              645,000      925,390        $.70
     Dilutive securities                 0       33,968           0
     Diluted earnings per share   $645,000      959,358        $.67

3. PENDING ACCOUNTING PRONOUNCEMENTS

   In October 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 134,
   Accounting for Mortgage-Backed Securities Retained After the
   Securitization of Mortgage Loans Held for Sale by a Mortgage Banking
   Enterprise. This Statement, an amendment to SFAS No. 65, requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability to sell or hold those investments. This Statement is effective the first fiscal quarter beginning after December 15, 1998. The Company adopted the provisions of this Statement on January 1, 1999. Based on the Company's current operating activities, the adoption of this Statement did not have an impact on the presentation of the Company's financial condition or results of operations.

   In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative
   Instruments and Hedging Activities--Deferral of the Effective Date of
   FASB Statement No. 133. This statement delays the effective date of Statement 133 from fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged to fiscal quarters of all fiscal years beginning after June 15, 2000.


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

      Comparison of Financial Condition at June 30, 1999 and
September 30, 1998. Total assets decreased by $2.99 million or 4.5%, due primarily to the payment of a $2.1 million special dividend. Loans receivable decreased by $1,724,000 primarily due to loan payoffs. These funds along with the $2.7 million decrease in cash were used to fund a $2.5 million, or 29%, increase in securities available for sale and to pay the $2.1 million special dividend.

      Stockholders' equity decreased by $2.9 million due primarily to the payment of a $2.1 million special dividend and the $566,000 repurchase of treasury stock.

      Comparison of Results of Operations for the Three Months Ended
June 30, 1999 and 1998. The Company reported net income for the three months ended June 30, 1999 of $134,000 as compared to $275,000 for the three months ended June 30, 1998.

      Net Interest Income. Net interest income for the three months ended June 30, 1999 amounted to $623,000 as compared to $706,000 for the three months ended June 30, 1998. Net interest income after provision for loan losses decreased $83,000 or 11.7%, during the three months ended June 30, 1999 as compared to the prior year period.
This decrease resulted from a decrease in the average balance of loans during the three months ended June 30, 1999 as compared to the prior year period, and from the loss of interest income on the funds used to pay the special dividend and purchase treasury stock.

      Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions. No provision for loan losses was made for either of the quarters ended June 30, 1999 or 1998.

      Noninterest Expense.  Noninterest expense for the three months ended
June 30, 1999 amounted to $443,000 as compared to $399,000 for the three months ended June 30, 1998. The $44,000, or 11%, increase is primarily due to an increase in professional service fees.


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

     The Association is required to maintain certain levels of regulatory capital. At June 30, 1999 and September 30, 1998, the
Company and the Association were in compliance with all regulatory capital requirements.

     Comparison of Results of Operations for the Nine Months Ended
June 30, 1999 and 1998. The Company reported net income for the nine months ended June 30, 1999 of $437,000 as compared to $645,000 for the nine months ended June 30, 1998.

     Net Interest Income.  Net interest income for the nine months ended
June 30, 1999 amounted to $1,945,000 as compared to $2,149,000 for the nine months ended June 30, 1998. Total interest income decreased $204,000 or 9.5% during the nine months ended June 30, 1999 as compared to the prior year period. This decrease resulted primarily from a decrease in the average balance of total interest bearing assets during the nine months ended June 30, 1999 as compared to the prior period. Total interest expense decreased during the nine months ended June 30, 1999. This decrease resulted primarily from a decrease in average deposits between the periods.

     Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions.

     Provision for Income Taxes. Income tax expense for the nine months ended June 30, 1999 decreased by $39,000 to $305,000 as compared to income tax expense of $344,000 for the nine months ended June 30, 1998. This decrease is due to decreased income before income taxes.

     Noninterest Expense.  Noninterest expense for the nine months ended
June 30, 1999 amounted to $1,313,000 as compared to $1,330,000 for the nine months ended June 30, 1998. The $17,000 or 1.35% decrease is primarily due to recurring cost savings from operations. These decreases were partially offset by increased compensation expense due to the ESOP and MRP plans.

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



                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
June 30, 1999, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:     August 15, 1999       _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:     August 15, 1999       _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



