Form 10KSB40
period 1999-09-30
SOUTHERN COMMUNITY BANCSHARES INC
filed 2000-01-03
CIK 1021011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996) FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
Commission File Number:	333-12373

SOUTHERN COMMUNITY BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	63-1176408
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

325 2nd Street, S.E., Cullman, AL	35055
(Address of principal executive offices)	(Zip Code)

The registrant's telephone number, including area code:	(256) 734-4863

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

The registrant's revenues for its most recent fiscal year were $4,992,000.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at September 30, 1999 was approximately $6,528,659 (based on 614,462 shares at the most recent trading price of which management was aware ($10.625 on December 17, 1999) (for this purpose, the registrant's directors and executive officers and stock benefit plans and trusts have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at September 30, 1999 was 1,025,214.

Transitional small business disclosure format:    No.

DOCUMENTS INCORPORATED BY REFERENCE

The following portions of the Southern Community Bancshares, Inc. Annual Report to Shareholders for the fiscal year ended September 30, 1999, are incorporated by reference into Part II of this Form 10-KSB:

1. Market Price of Common Shares and Related Shareholder Matters;

2. Management's Discussion and Analysis of Financial Condition and
       Results of Operations; and

3. Consolidated Financial Statements.

The following portions of the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Southern Community Bancshares, Inc. are incorporated by reference into Part III of this Form 10-KSB:

1.     Voting Securities and Ownership of Certain Beneficial Owners and Management; and

2.      Executive Compensation

3.      Security ownership of certain beneficial owners and management

4.      Certain relationships and related transactions.

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

The Association is a federal stock savings and loan association which was organized in 1905. As a federal savings and loan association, the Association is subject to supervision and regulation by the Office of Thrift Supervision ("OTS"). The Association is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, and the deposit accounts of the Association are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF"). The Association conducts business from its offices in Cullman County, Alabama, and its executive office is located at 325 2nd Street, S.E., Cullman, Alabama. At September 30, 1999, the Association had $62.8 million of total assets, $54.1 million of total liabilities, including $53.9 million of deposits, and $8.7 million of equity.

The Association is principally engaged in the business of originating mortgage loans secured by first mortgages on one-to-four family residential real estate located in Cullman County, Alabama, the Association's primary market area. Such loans account for $26.8 million and $28.0 million of total loans at September 30, 1999 and 1998, respectively. The Association also originates loans for the construction of residential real estate and construction and permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area. Such loans account for $13.1 million and $12.3 million of total loans, respectively. In addition to real estate lending, the Association originates a limited number of commercial loans and secured and unsecured consumer loans. The stated loans account for $6.5 million and $7.3 million of total loans, respectively, as of September 30, 1999. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities, and other investments permitted by applicable law. As of September 30, 1999, the carrying value of investments that management has the intent and ability to hold until maturity was $751,000 and the carrying value of investments that were available for sale was $11.3 million. In addition, as of that same date, the Association's aggregate cash and interest-bearing deposits in other banks totaled $4.1 million. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, and loan principal repayments.

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

Cullman County's economy is principally agricultural, light industry, and manufacturing. Cullman County is among the largest poultry producing counties in the United States. For the period 1995 to 2000, the population of Cullman County is projected to grow by 5.2% and the City of Cullman's population is projected to grow by 7.73%. The projected population growth of 5.2% for the county is projected to be above that of Alabama at 3.47% and level with the United States at 5.28%. The projected population growth for the City at 7.73% exceeds the projections for the United States, Alabama, and Cullman County.

Income levels in Cullman County are below averages for the State of Alabama and the United States according to demographic statistics. For 1995, average per capita income for Cullman County was 12% below and 30% below, respectively, average per capita income for Alabama and the United States, respectively. For 2000, average per capita income for Cullman County is projected to be 12% and 31% below, respectively, average per capita income for Alabama and the United States, respectively.

Cullman County has no single, dominant employer. The largest employer in the county is the Wal-Mart Distribution Center with approximately 1,500 employees.

The Association is one of two thrift institutions based in Cullman County and had approximately 38% share of the County's thrift deposits and approximately7.5% share of all deposits in the County, as of September 30, 1999.

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

Since the enactment of FIRREA in 1989, a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1999, the Association's loans-to-one borrower limit was $1.12 million and its five largest loans or groups of loans-to-one borrower, including related entities, were $1,814,941, $1,370,141, $726,579, $645,596, and $592,475. Each of these loans is secured by real estate, a substantial portion of which is rental property. All of these loans or groups of loans were performing in accordance with their terms at September 30, 1999.

Loan Portfolio Composition. The following table sets forth the composition of the Association loan portfolio by type of loan at the dates indicated:

	September 30,
	1999		1998
	Amount	%	Amount	%
	(In thousands)

Real estate loans:
One-to four-family	$26,821	59.82%	$27,972	61.01%
Nonresidential	8,316	18.55	8,384	18.29
Multifamily	3,451	7.70	2,514	5.48
Construction	1,300	2.90	1,358	2.96
Total real estate loans	39,888	88.97	40,228	87.74
Commercial loans	2,838	6.33	3,658	7.98
Consumer loans:
Automobile loans	1,506	3.36	1,477	3.22
Loans on deposits	407.90		518	1.13
Other consumer loans	1,773	3.95	1,608	3.51
Total consumer loans	3,686	8.21	3,603	7.86
Total loans	46,412	103.51	47,489	103.58
Less:
Undisbursed portion of loans in progress	658	1.47	691	1.51
Unearned and deferred income	135.30		162	0.35
Allowance for loan losses	781	1.74	790	1.72
Net loans	$44,838	100.00%	$45,846	100.00%

Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in the Association's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.

	Due in 1 Year or Less	Over 1 Year Through 5 Years	Over 5 Years	Total
	(In thousands)
Mortgage Loans:
Adjustable	$ 481	$1,113	$10,759	$12,353
Fixed	1,866	1,153	24,566	27,585

Consumer	1,908	1,230	498	3,636

Commercial	636	834	1,368	2,838
Total	$4,891	$4,330	$37,191	$46,412

The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 1999 which have fixed interest rates or which have adjustable interest rates.

Fixed Rates
(In thousands)

Fixed rates of interest	$29,478
Adjustable rates of interest	12,043
Total	$41,521

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

Loan applications for permanent real estate loans are taken by loan personnel at the Association's office. The Association typically obtains a credit report, verification of employment, and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will be given as security for the loan is prepared by an appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Association's underwriting guidelines. All real estate loans are approved by the Loan Committee of the Association (the Loan Committee is comprised of three members, Mr. Eston Jones and Mr. Daniel Keel and William Faulk). Loans not secured by real estate may be approved by the President or the Vice President-Lending of the Association for amounts less than $20,000. Loans not secured by real estate in amounts in excess of $20,000 require approval of the Loan Committee. Any loan in an amount in excess of $250,000 requires the approval of the full Board of Directors of the Association.

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

At September 30, 1999, the Association owns loan participation interests in 10 loans with an aggregate outstanding balance of approximately $4.5 million. These loans consist of both adjustable and fixed rate loans. The Association is the lead lender on one loan of the 10, which has an outstanding balance of $264,534 at September 30, 1999. The remaining 9 loans are serviced by other lending institutions. All participation loans are performing and secured by first mortgages. The participation loans are secured by various types of properties, including multifamily residences, shopping centers, office buildings, and a country club, some of which are outside of the Association's primary market area. The Association does not currently intend to originate or purchase additional loan participations outside their market area.

The following table shows total loans originated, loan reductions, and the net increase in the Association's loan portfolio during the periods indicated:

	Year Ended September 30,
	1999	1998
	(In thousands)
Loans originated:
One-to-four family residential	$ 8,951	$10,876
Multifamily residential	710	573
Nonresidential	1,337	2,061
Construction	1,691	2,590
Commercial	1,009	1,947
Consumer	2,609	2,658
Total loans originated	16,307	20,705

Principal repayments	(17,502)	(18,007)

Increase (decrease) in other items, net (1)	187	149
Net increase (decrease)	$ (1,008)	$ 2,847

(1) Other items consist of deferred loan fees, allowance for loan losses and the undisbursed portion of construction loans.

Loans Secured by One- to Four-Family Residences. The principal lending activity of the Association is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within the Association's primary market area. At September 30, 1999, the Association's one- to four-family residential loans totaled approximately $26.8 million, or 59.8% of total loans.

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

ARMs are currently offered by the Association for terms of up to 30 years. On ARMs currently offered by the Association, the interest rate adjustment periods are one year and rates are adjusted in accordance with the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year. The new interest rate at each change date is determined by adding a margin of 2.75% to the prevailing index. On ARMs currently offered by the Association, the maximum allowable adjustment at each adjustment date is 2.0% and the maximum allowable adjustment over the term of the loan is 6.0%.

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

Loans Secured by Multifamily Residences. In addition to loans on one- to four-family properties, the Association originates loans secured by multifamily properties which contain more than four units. At September 30, 1999, loans secured by multifamily residences totaled approximately $3.5 million, or 7.7% of total loans. At September 30, 1999, the largest single loan secured by a multifamily residence was $1.8 million and was performing in accordance with its terms. Multifamily loans are offered with adjustable or fixed rates for terms of up to 20 years and have LTVs up to 80%.

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

Loans Secured by Nonresidential Real Estate. The Association also originates loans for the purchase of nonresidential real estate. At September 30, 1999, approximately $8.3 million, or 18.6%, of the Association's total loans were secured by mortgages on nonresidential real estate. At such date, the largest single loan secured by nonresidential real estate was $1.4 million and was performing in accordance with its terms. The Association's nonresidential real estate loans have adjustable rates or fixed rates, terms of up to 30 years, and LTVs of up to 80%. The Association also makes loans for the construction of nonresidential real estate.

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

Construction loans are offered with adjustable or fixed rates for terms of up to one year. At September 30, 1999, the Association's loan portfolio included $1.3 million in construction loans, or 2.9% of total loans. The majority of construction loans were for construction of residential properties.

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

Commercial Loans. The Association makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in equipment, nonresidential real estate, or other assets of the borrower. At September 30, 1999, the Association's commercial loan portfolio totaled $2.8 million, or 6.3% of total loans.

Consumer Loans. The Association makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans, and other secured loans and unsecured personal loans. Consumer loans are made at variable or fixed rates of interest and for varying terms based on the type of loan. At September 30, 1999, the Association had approximately $3.7 million, or 8.2% of total loans, invested in consumer loans.

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

Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments, and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 91 as an adjustment to yield over the life of the related loan. At September 30, 1999, the Association had $135,000 of net loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans.

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

Real estate acquired by the Association as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, such property is recorded by the Association at the fair value of the real estate, less estimated selling expenses, at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining REO property are expenses from the date the property is acquired. Costs relating to the development and improvement of the property are capitalized to the extent of fair value

As of September 30, 1999, the Association's total non-performing loans amounted to $140,000, or .3% of total net loans, compared to $103,000, or 0.2% of total net loans at September 30, 1998.

The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other non-performing assets at the dates indicated:

	September 30,
	1999	1998
	(In thousands)

Accruing loans delinquent 90+ days	$ 0	$ 0
Loans accounted for on a nonaccrual basis:
Real estate:
One- to four-family	140	103
Multifamily	0	0
Nonresidential	0	0
Consumer	0	0
Total nonaccrual loans	140	103
Total non-performing loans	140	103
Real estate owned (1)	65	3
Total non-performing assets	$205	$106

Allowance for loan losses	$781	$790

Non-performing assets as a percent of total loans	0.4%	0.2%

Non-performing loans as a percent of total loans	0.3%	0.2%

Allowance for loan losses as a percent of non-performing loans	557.9%	767.0%

1) Consists of real estate acquired by foreclosures.

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

The aggregate amounts of the Association's classified loans at the dates indicated were as follows:

	September 30,
	1999	1998
	(In thousands)
Classified loans:
Substandard	$212	$112
Doubtful	0	0
Loss	96	96
Total classified loans	$308	$208

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

Allowance for Loan Losses. Senior management, with oversight by the Board of Directors, reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The amounts in the provisions for loan losses shown in the table below for 1997 through 1999 were determined based upon past loan experience, a review of individual specific problem loans, if any, the estimated value of the underlying collateral, and the prevailing economic conditions.

At September 30, 1999, the Association's allowance for loan losses was $781,000 compared to $790,000 at September 30, 1998. The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:

	1999	1998	1997
	(In thousands)
Balance at beginning of period	$790	$806	$802

Charge-offs	(22)	(24)	(56)
Recoveries	13	8	60
Net (charge-offs) recoveries	(9)	(16)	4

Provision for loan losses	0	0	0
Balance at end of year	$781	$790	$806

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	(.02)%	(.04)%	(.01)%

Ratio of allowance for loan losses to total loans	1.68%	1.72%	1.87%

The following table presents the allocation of the allowance for loan losses to the total amount of net loans in each category listed at the dates indicated.

	September 30,
	1999		1998
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Real estate loans	$339	89.0%	$343	87.7%
Commercial loans	125	6.3	127	8.0
Consumer loans	89	8.2	90	7.9
Unallocated	228	-	230	-
Total	$781	103.5%	$790	103.6%

Securities

The Association accounts for its investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts on the constant effective yield method. The Association has the positive intent and ability to hold these securities to maturity. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. The Association does not currently have any trading securities.

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

The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated:

	September 30,
	1999	1998
	(In thousands)

Available for sale (1):
U.S. Treasury and federal agencies	$ 7,201	$ 1,984
Equity securities	100	140
Federal Home Loan Bank stock	350	430
Investment securities	7,651	2,554
Mortgage-backed securities	3,692	6,039
Total	$11,343	$ 8,593

Held to maturity (2):
U.S. Treasury and federal agencies	$ 498	$ 849
Obligations of state and political subdivisions	0	150
Investment securities	498	999
Mortgage-backed securities	253	837
Total	$ 751	$ 1,836

(1) The carrying value is the approximate fair value of the security at each reporting date.

(2) The carrying value is the amortized cost of the security at each reporting date.

The following table sets forth information regarding the scheduled maturities, amortized costs, fair value and weighted average yields for the Association's securities at September 30, 1999:
	One Year or Less	One to Five Years		Five to Ten Years		After Ten Years		Total		Fair
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)

Available for sale:
U.S. Treasury and federal agencies	$ 0	0.00%	$6,701	5.49%	$500	5.49%	$ 0	0.00%	$ 7,201	5.49%	$ 7,201
Equities and Federal Home Loan Bank stock	450	5.49	0	0.00	0	0.00		0.00	450	5.49	450
Mortgage-backed securities	277	5.94	996	5.94	0		2,419	5.94	3,692	5.94	3,692
Total	$727	5.66%	$7,697	5.55%	$500	5.49%	$2,419	5.94%	$11,343	5.64%	$11,343

Held-to-maturity:
U.S. Treasury and federal agencies	498	5.49%	$ 0	0.00%	$ 0	0.00%	$ 0	0.00%	$ 498	5.49%	$ 497
Obligations of state and political subdivisions	0	0.00	0	0.00	0	0.00	0	0.00	0	0.00	0
Mortgage-backed securities	0	0.00	84	5.94	169	5.94	0		253	5.94	258
Total	$498	5.49%	$ 84	5.94%	$169	5.94%	$ 0	0.00%	$ 751	5.64%	$ 755

Cash and Interest-Bearing Deposits in Other Banks

The Association also had cash on hand and cash due from and on deposit with other banks amounting to $4.1 million and $9.6 million at September 30, 1999 and 1998, respectively.

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

Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a wide selection of deposit instruments, including NOW accounts, money market accounts, regular passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $4 million at September 30, 1999. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. As of September 30, 1999, the certificates of deposit with principal amounts of $100,000 or more totaled approximately $7.7 million.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated:

	1999		1998
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(In thousands)
Transaction accounts:
NOW accounts (1)	$ 9,984	18.5%	$10,376	18.7%
Passbook savings accounts (2)	8,940	16.6	9,035	16.2
Money market accounts (3)	892	1.6	1,074	1.9
Total transaction accounts	19,816	36.7	20,485	36.8
Certificates of deposit:
4.01--6.00%	32,423	60.2	32,376	58.3
6.01--8.00%	1,665	3.1	2,546	4.6
8.01--10.00%	0	0	150	0.3
Total certificates of deposit (4)	34,088	63.3	35,072	63.2
Total deposits	$53,904	100.0%	$55,557	100.0%

(1) The weighted average rate on NOW accounts at September 30, 1999 was 2.21%.

(2) The weighted average rate on passbook savings accounts at September 30, 1999 was 1.91%.

(3) The weighted average rate on money market accounts at September 30, 1999 was 1.91%.

(4) The weighted average rate on all certificates of deposit, including IRA accounts, at September 30, 1999 was 4.83%.

The following table sets forth the amount and maturities of the Association's certificates of deposit at September 30, 1999.
	One Year or Less	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years Through Four Years	Over Four Years	Totals
	(In Thousands)

4.00%--6.00%	$25,660	$5,315	$568	$560	$320	$32,423
6.01%--8.00%	747	627	225	66	0	1,665
8.01%--10.00%	0	0	0	0	0	0
	$26,407	$5,942	$793	$626	$320	$34,088

The following table sets forth the Association's deposit account balance activity for the periods indicated:
	Year Ended September 30,
	1999	1998
	(In thousands)

Beginning balance	$55,557	$55,875
Net decrease in deposits before interest credited	(3,055)	(1,757)
Interest credited	1,402	1,439
Ending balance	53,904	55,557
Net decrease	$ (1,653)	$ (318)

The following table sets forth the change in dollar and amount of deposits in the various types of accounts offered by the Association between the dates indicated:
	Balance at September 30, 1999	% of Deposit	Increase (Decrease) from September 30, 1998	Balance at September 30, 1998	% of Deposits
	(Dollars in thousands)

Interest-bearing and noninterest bearing demand deposits	$10,876	20.18%	$ (574)	$11,450	20.61%
Passbook savings	8,940	16.59	(95)	9,035	16.26
Certificates of deposit	34,088	63.23	(984)	35,072	63.13
Total	$53,904	100.00%	$1,653	$55,557	100.00%

The following table sets forth the maturities of the Association's certificates of deposit having principal amounts of $100,000 or more at September 30, 1999:

Certificate of Deposit Maturing in Quarter Ending:	Amount
(In thousands)

December 31, 1999	$1,078
March 31, 2000	2,450
June 30, 2000	509
September 30, 2000	1,100
After September 30, 2000	2,524
Total certificates of deposit with balances of $100,000 or more	$7,661

Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Atlanta, the Association is authorized to apply for advances from the FHLB of Atlanta, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, the Association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, the Association will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 1999, the Association was in compliance with the QTL Test and had no advances from the FHLB.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to execute officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be make on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1998, the Savings Bank was in compliance with the above restrictions.

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

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members. The FDIC may increase assessment rates if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no goodwill or other intangible assets at September 30, 1999. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Association's regulatory capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets.

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

At September 30, 1999, the Association exceeded all of its regulatory capital requirements. The following table sets forth the Association's compliance with applicable regulatory capital requirements at September 30, 1999 and 1998:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 1999:
Total capital (to risk weighted assets)	$ 8,356	22.3%	$2,992	8.0%	$3,740	10.0%
Tier 1 (core) capital (to risk weighted assets)	7,886	21.1	N/A	N/A	2,244	6.0
Tier 1 (core) capital (to adjusted total assets)	7,886	12.6	1,872	3.0	3,119	5.0
Tangible capital (to adjusted total assets)	7,886	12.6	936	1.5	N/A	N/A

September 30, 1998:
Total capital (to risk weighted assets)	$11,288	29.5%	$3,064	8.0%	$3,830	10.0%
Tier 1 (core) capital (to risk weighted assets)	10,809	28.2	N/A	N/A	2,298	6.0
Tier 1 (core) capital (to adjusted total assets)	10,809	15.8	2,048	3.0	3,413	5.0
Tangible capital (to adjusted total assets)	10,809	15.8	1,024	1.5	N/A	N/A

The following table is a reconciliation of the Association's stockholder's equity to tangible, Tier 1, and risk-based capital as required by the OTS:

	1999	1998
	(In thousands)
Stockholder's equity	$ 7,820	$10,827
Unrealized loss (gain) on securities available for sale	66	(18)
Tangible and Tier 1 capital	7,886	10,809
Allowance for loan losses	470	479
Total risk based capital	$ 8,356	$11,288

Total assets	$62,322	$67,285
Adjusted total assets	62,388	67,267
Total risk weighted assets	37,397	38,297

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

At September 30, 1999, the Association was deemed a "well capitalized" institution for purpose of the above regulations and as such was not subject to the above mentioned restrictions.

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

Liquidity Requirements. Each savings institution is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At September 30, 1999, the Association's liquidity ratio was in excess of the required minimum.

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

At September 30, 1999, the Association was a Tier 1 institution for purposes of this regulation.

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

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1999, the qualified thrift investments of the Association were substantially in excess of 20%.

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

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. The Association is a member of the FHLB of Atlanta and must maintain an investment in the capital stock of the FHLB of Atlanta in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Association's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Association is in compliance with this requirement with an investment in stock of the FHLB of Atlanta of $350,400 at September 30, 1999.

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

Executive Officers of Association Who Are Not Directors

Presented below is certain information regarding the executive officers of the Association who are not directors:

Name	Age	Position

Beth B. Knight	37	Vice President-Finance and Chief Financial Officer

Raymond A. Williams	46	Vice President-Lending and Chief Lending Officer

Beth B. Knight. Ms. Knight has a BS in accounting from the University of Alabama and she is a Certified Public Accountant. She joined the Association in 1992 and has served in her current capacity since joining the Association.

Raymond A. Williams. Mr. Williams worked for a major commercial bank for 15 years prior to joining the Association in 1995 as chief lending officer.

Employees

The Association had 17 full time employees and 7 part-time employees at September 30, 1999. None of the employees is represented by a collective bargaining agreement.

ITEM 2 - PROPERTIES

The following table sets forth information regarding the Association's offices at September 30, 1999:

Location	Owned or Leased	Date Acquired	Net Book Value

325 Second Street SE Cullman, AL (Main Office)	Owned	1968	$70,500

1602 Second Ave., SW Cullman, AL (Branch)	Leased (1)	1979	66,000

(1) Lease expires March 31, 2000.

The net book value of the Company's investment in furnishings and equipment totaled $178,000 at September 30, 1999.

ITEM 3.--LEGAL PROCEEDINGS

Neither the Holding Company nor the Association is presently involved in any material legal proceedings. From time to time, the Association is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Association.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

The information contained in the 1999 Annual Report to Shareholders (the "Annual Report") under the caption "Common Stock Data", a copy of which is attached as exhibit 13.

ITEM 6.--SELECTED FINANCIAL DATA

The information called for by item 6 is set forth in the Annual Report for the year ended September 30, 1999 under the heading "Selected Financial Information and Other Data" and is attached under exhibit 13.

ITEM 7.--MANAGEMENT'S DISCUSSIN AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The information called for by Item 7 is set forth in the Annual Report for the year ended September 30, 1999 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands Except Per Share Amounts)
	1999
	First	Second	Third	Fourth	Total

Interest revenue	$1,262	$1,199	$1,170	$1,196	$4,827
Interest expense	580	560	547	524	2,211
Net interest revenue	682	639	623	672	2,616

Provision for loan losses	0	0	0	0	0
Non-interest revenue	42	32	36	55	165
Non-interest expense	437	433	443	495	1,808
Income before income taxes	287	238	216	232	973

Income tax expense	127	95	82	87	391
Net income	$ 160	$ 143	$ 134	$ 145	$ 582

Basic earnings per share	$ .20	$ .18	$ .17	$ .15	$ .70

Diluted earnings per share	$ .19	$ .17	$ .16	$ .15	$ .67
	1998
	First	Second	Third	Fourth	Total

Interest revenue	$1,316	$1,347	$1,309	$1,264	$5,236
Interest expense	608	613	603	604	2,426
Net interest revenue	710	734	706	660	2,810

Provision for loan losses	0	0	0	0	0
Non-interest revenue	49	45	55	31	180
Non-interest expense	422	509	379	391	1,701
Income before income taxes	337	270	382	300	1,289

Income tax expense	121	116	107	122	466
Net income	$ 216	$ 154	$ 275	$ 178	$ 823

Basic earnings per share	$ 0.22	$ 0.17	$ 0.31	$ 0.22	$ 0.92

Diluted earnings per share	$ 0.22	$ 0.16	$ 0.29	$ 0.20	$ 0.87

Other information called for by Item 8, is set forth in the Company's Annual Report for the year ended September 30, 1999 and is incorporated herein by reference.

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.---DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of Southern Community Bancshares, Inc. (the "Proxy Statement") is incorporated herein by reference.

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

Date: 12/24/99 By:  /s/ William R. Faulk
 William R. Faulk
President and Chief Executive Officer

Date: 12/24/99 By:   /s/ Beth Knight
 Beth Knight
Secretary and Treasurer