Form 10-Q
period 1999-12-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 2000-02-15
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended December 31, 1999



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


            Class                        Outstanding at December
                                                 31, 1999
Common Stock, $.01 par value                1,017,849 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
   DECEMBER 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1999

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          3
  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998          4

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




                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                               December 31,    September 30,
                                                   1999            1999
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $ 5,155        $  4,118

SECURITIES AVAILABLE FOR SALE, at fair value       11,499          11,343

SECURITIES HELD TO MATURITY, fair values of
$739 and $755, respectively                           737             751

LOANS RECEIVABLE, net                              46,053          44,838

PREMISES AND EQUIPMENT                                332             316

OTHER ASSETS                                        1,476           1,419

       Total assets                               $65,252         $62,785



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $55,365         $53,904

BORROWED FUNDS                                      1,000               0

OTHER LIABILITIES                                     162             229

       Total liabilities                           56,527          54,133

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,822          10,821
Retained earnings                                   3,225           3,158
Unrealized loss on securities
  available for sale                                 (109)            (66)
Treasury stock                                     (1,485)         (1,455)
Unearned compensation                              (3,739)         (3,817)

      Total stockholders' equity                    8,725           8,652
      Total liabilities and stockholders' equity  $65,252         $62,785




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended
                                                  December 31,
                                                 1999     1998
                                                  (unaudited)

INTEREST INCOME:
  Interest and fees on loans                    $ 933     $1,010
  Interest and dividends on
    securities                                    178        143
  Other interest income                            36        109

     Total interest income                      1,147      1,262

INTEREST EXPENSE:
  Interest on deposits                            520        580
     Total interest expense                       520        580
     Net interest income                          627        682

PROVISION FOR LOAN LOSSES                           0          0
     Net interest income after
       provision for loan losses                  627        682

NONINTEREST INCOME:
  Customer service fees                            43         42
     Total noninterest income                      43         42

NONINTEREST EXPENSE:
  Compensation and benefits                       268        260
  Occupancy and equipment                          24         36
  Deposit insurance expense                         8          8
  Other operating expense                         127        133
     Total noninterest expense                    427        437
     Income before income taxes                   243        287

PROVISION FOR INCOME TAXES                         92        127
NET INCOME                                        151        160

BASIC EARNINGS PER SHARE                         $.21       $.20

DILUTED EARNINGS PER SHARE                       $.20       $.19

DIVIDEND DECLARED PER SHARE                   $ .0825     $2.575


   The accompanying notes are an integral part of these statements.



                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                  Three Months Ended
                                                    December 31,
                                                   1999      1998
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  151   $  160

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                      16       12
     Amortization and accretion on securities          14       18
     Amortization of unearned compensation             79       77
     Change in assets and liabilities:
        Other assets                                  (31)     (62)
        Other liabilities                             (68)      45
         Total adjustments                              10      90
         Net cash provided by operating activities     161     250

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                 275     886
  Proceeds from maturities/calls of securities,
    held to maturity                                     0     449
  Purchases of securities, available for sale         (500)      0
  Net loan (originations) repayments                (1,215)     31
  Capital expenditures                                 (32)    ( 8)
        Net cash provided by (used in)
            investing activities                    (1,472)   1,358

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                               1,461    1,261
  Contributions to Plan trusts                           0    ( 685)
  Proceeds from borrowed funds                       1,000    2,781
  Purchase of treasury stock                          ( 30)       0
  Dividends paid                                      ( 83)  (2,097)
        Net cash provided by financing activities    2,348    1,260
NET INCREASE IN CASH AND CASH EQUIVALENTS            1,037    2,868
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     4,118    9,591
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $5,155  $12,459




   The accompanying notes are an integral part of these statements.


                  SOUTHERN COMMUNITY BANCSHARES, INC.


         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



  1.BASIS OF PRESENTATION

   Southern Community Bancshares, Inc. (the "Company") was incorporated in the State of Delaware at the direction of management of First Federal Savings and Loan Association of
   Cullman (the "Association") for the purpose of serving as a savings institution holding company of the Association upon the acquisition of all of the capital stock issued by the Association upon the conversion from a federally chartered mutual savings association form of organization to a federally chartered stock savings association (the "Conversion"). The Conversion occurred on December 23, 1996.

   The accompanying unaudited condensed consolidated financial statements as of December 31, 1999 and 1998, and for the three-month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three-month periods ended December 31, 1999 and 1998. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended
   September 30, 2000. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1999. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 1999 financial statements.


  2.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended December 31, 1999 and 1998.
   Common Stock outstanding consists of issued shares less unallocated
   ESOP shares, and shares owned by the MRP and SOP plan trust.

   The following table represents the earnings per share calculations for the three months ended December 31, 1999 and 1998:


                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   December 31, 1999:
     Net income                    $151,000
     Basic earnings per share:
       Income available to common
         shareholders               151,000     728,644        $.21
     Dilutive securities                  0      43,797           0
     Diluted earnings per share    $151,000     772,441        $.20

   December 31, 1998:
     Net income                    $160,000
     Basic earnings per share:
       Income available to common
         shareholders               160,000     814,283        $.20
     Dilutive securities                  0      45,494           0
     Diluted earnings per share    $160,000     859,777        $.19


3. PENDING ACCOUNTING PRONOUNCEMENTS

   In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 137,
   Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. This statement delays the effective date of Statement 133 from fiscal quarters of all fiscal years beginning after June 15, 1999, with earlier application encouraged to fiscal quarters of all fiscal years beginning after June 15, 2000.






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

      Comparison of Financial Condition at December 31, 1999 and
September 30, 1999.  Total assets increased by $2.5 million or 3.9%
Liabilities increased by $2.4 million or 4.4%, primarily due to an increase in deposits of $1.4 million and an increase in borrowed funds of $1.0 million. These funds were used to fund a $1.0 million, or 25.2%, increase in cash and to fund the $1.3 million increase in loans receivable.

      Comparison of Results of Operations for the Three Months Ended
December 31, 1999 and 1998. The Company reported net income for the three months ended December 31, 1999 of $151,000 as compared to $160,000 for the three months ended December 31, 1998.

      Net Interest Income. Net interest income for the three months ended December 31, 1999 amounted to $627,000 as compared to $682,000 for the three months ended December 31, 1998. Net interest income after provision for loan losses decreased $55,000 or 8.0%, during the three months ended December 31, 1999 as compared to the prior year period.
This decrease resulted primarily from a decrease in the average balance of interest earning assets during the three months ended December 31, 1999 as compared to the prior year period.

      Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions. No provision for loan losses was made for either of the quarters ended December 31, 1999 or 1998.

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

     The Association is required to maintain certain levels of regulatory capital. At December 31, 1999 and September 30, 1999, the
Company and the Association were in compliance with all regulatory capital requirements.

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

     Subsequent to December 31, 1999, the transition into the Year 2000 occurred and only minor problems were experienced. The problems were remedied quickly and there was no effect on the Company's financial position. The
Company continues to monitor its computer systems to ensure they are operating properly.



                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
December 31, 1999, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:     February 15, 2000     _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:     February 15, 2000     _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



