Form 10-Q
period 2000-03-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 2000-05-15
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 2000



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


            Class                        Outstanding at March
                                                31, 2000
Common Stock, $.01 par value                979,598 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
   MARCH 31,2000(UNAUDITED) AND SEPTEMBER 30, 1999

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          3
  FOR THE THREE AND SIX MONTH PERIODS ENDED
  MARCH 31, 2000 AND 1999

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      4
  FOR THE THREE AND SIX MONTH PERIODS ENDED
  MARCH 31, 2000 AND 1999

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




                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                                 March 31,    September 30,
                                                   2000            1999
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $ 5,877        $  4,118

SECURITIES AVAILABLE FOR SALE, at fair value       11,286          11,343

SECURITIES HELD TO MATURITY, fair values of
$224 and $755, respectively                           223             751

LOANS RECEIVABLE, net                              46,908          44,838

PREMISES AND EQUIPMENT                                396             316

OTHER ASSETS                                        1,282           1,419

       Total assets                               $65,972         $62,785



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $56,025         $53,904

BORROWED FUNDS                                      1,000               0

OTHER LIABILITIES                                     269             229

       Total liabilities                           57,294          54,133

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,821          10,821
Retained earnings                                   3,297           3,158
Unrealized loss on securities
  available for sale                                 (110)            (66)
Treasury stock                                     (1,660)         (1,455)
Unearned compensation                              (3,681)         (3,817)

      Total stockholders' equity                    8,678           8,652
      Total liabilities and stockholders' equity  $65,972         $62,785




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                 Three Months Ended    Six Months Ended
                                      March 31,            March 31,
                                    2000     1999       2000      1999
                                     (unaudited)          (unaudited)

INTEREST INCOME:
  Interest and fees on loans      $ 980     $  963    $1,913     $1,973
  Interest and dividends on
    securities                      179        132       357        275
  Other interest income              49        104        85        213

     Total interest income        1,208      1,199     2,355      2,461

INTEREST EXPENSE:
  Interest on deposits              543        560     1,063      1,139
     Total interest expense         543        560     1,063      1,139
     Net interest income            665        639     1,292      1,322

PROVISION FOR LOAN LOSSES             0          0         0          0
     Net interest income after
       provision for loan losses    665        639     1,292      1,322

NONINTEREST INCOME:
  Customer service fees              43         32        86         74
     Total noninterest income        43         32        86         74
NONINTEREST EXPENSE:
  Compensation and benefits         266        266       534        526
  Occupancy and equipment            41         37        65         73
  Deposit insurance expense           3          8        11         16
  Other operating expense           144        122       271        255
     Total noninterest expense      454        433       881        870
     Income before income taxes     254        238       497        526

PROVISION FOR INCOME TAXES          101         95       193        223
NET INCOME                          153        143       304        303

BASIC EARNINGS PER SHARE           $.21       $.18      $.42       $.38

DILUTED EARNINGS PER SHARE         $.20       $.17      $.39       $.36
DIVIDEND DECLARED PER SHARE     $ .0825     $.0825    $.1650    $2.5825


   The accompanying notes are an integral part of these statements.



                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                  Six Months Ended
                                                       March 31,
                                                   2000      1999
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  304   $  303

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                      30       24
     Amortization and accretion on securities,net       6        1
     Amortization of unearned compensation            136      160
     Change in assets and liabilities:
        Other assets                                  137      122
        Other liabilities                             (26)     (82)
         Total adjustments                            283      225
         Net cash provided by operating activities    587      528

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                 57      886
  Proceeds from maturities/calls of securities,
    held to maturity                                1,528      895
  Purchases of securities, available for sale      (1,000)  (2,409)
  Net loan (originations) repayments               (2,070)   1,914
  Capital expenditures                                (94)    ( 10)
        Net cash provided by (used in)
            investing activities                   (1,579)   1,276

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                               2,121     980
  Contributions to Plan trusts                           0    (755)
  Proceeds from borrowed funds                       1,000       0
  Purchase of treasury stock                          (205)   (566)
  Dividends paid                                      (165) (2,078)
        Net cash provided by financing activities    2,751  (2,419)
NET INCREASE IN CASH AND CASH EQUIVALENTS            1,759    (615)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     4,118    9,591
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $5,877  $ 8,976




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

   The accompanying unaudited condensed consolidated financial statements as of March 31, 2000 and 1999, and for the three and six-month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and six-month periods ended March 31, 2000 and 1999. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended
   September 30, 2000. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1999. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 1999 financial statements.


  2.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and six-month periods ended March 31, 2000 and 1999.
   Common Stock outstanding consists of issued shares less unallocated
   ESOP shares, and shares owned by the MRP and SOP plan trust.

   The following table represents the earnings per share calculations for the three and six-month periods ended March 31, 2000 and 1999:


                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   March 31, 2000:
     Net income                    $153,000
     Basic earnings per share:
       Income available to common
         shareholders               153,000     724,332        $.21
     Dilutive securities                  0      43,797           0
     Diluted earnings per share    $153,000     768,129        $.20

   March 31, 1999:
     Net income                    $143,000
     Basic earnings per share:
       Income available to common
         shareholders               143,000     800,898        $.18
     Dilutive securities                  0      43,797           0
     Diluted earnings per share    $143,000     844,695        $.17



     For the Six Months Ended

   March 31,2000:
     Net income                    $304,000
     Basic earnings per share:
       Income available to common
         shareholders              $304,000     726,549        $.42
     Dilutive securities                         43,797           0
     Diluted earnings per share    $304,000     770,346        $.39

   March 31, 1999
     Net income                    $303,000
     Basic earnings per share:
       Income available to common
         shareholders              $303,000     808,633        $.38
     Dilutive securities                         45,520           0
     Diluted earnings per share    $303,000     854,153        $.36




3. COMPREHENSIVE INCOME

   The Company has classified certain securities as available for sale in accordance with Financial Accounting Standards Board ("FASB")
   Statment No. 115. Pursuant to Statement No. 115, any unrealized gain or loss activity of available for sale securities is to be recorded as an adjustment to a separate component of shareholders' equity, net of income tax effect. Accordingly, for the three and six month periods ended March 31, 2000 and 1999, the Company recognized a corresponding adjustment in the accumulated other comprehensive income component of equity.


   Since comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period, this change in unrealized gain/loss serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and six month periods ended March 31, 2000 and 1999.


                                      Three Months         Six Months
                                         Ended                Ended
                                       March 31,            March 31,
                                      2000     1999       2000    1999


    Net income                        $153     $143       $304    $303
    Accumulated other comprehensive
       income (loss) net of tax:
         Unrealized gain (loss)
           on securities                (1)      18        (44)    (13)
    Comprehensive income (loss)       $152     $161       $260    $290



4. NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging
   Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts
   (collectively referred to as derivatives) and for hedging activities.
   It requires that an entity recognize all derivatives as either assets or liablities in the balance sheet and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for changes in fair values of derivatives will depend on their designation. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
   Activities--Deferral of the Effective Date of FASB No. 133.  This
   Statement amends the effective date of SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Given the Company's September 30 fiscal year-end, this
   Statement will be effective October 1, 2000. Management is now in the process of assessing the impact of these statements on the Company's financial position and results of operations.







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

      Comparison of Financial Condition at March 31, 2000 and
September 30, 1999.  Total assets increased by $3.2 million or 5.1%.
Liabilities increased by $3.1 million or 5.7%, primarily due to an increase in deposits of $2.1 million and an increase in borrowed funds of $1.0 million. These funds were used to fund a $1.8 million, or 42.7%, increase in cash and to fund the $2.1 million increase in loans receivable.

      Comparison of Results of Operations for the Three Months Ended
March 31, 2000 and 1999. The Company reported net income for the three months ended March 31, 2000 of $153,000 as compared to $143,000 for the three months ended March 31, 1999.

      Net Interest Income. Net interest income for the three months ended March 31, 2000 amounted to $665,000 as compared to $640,000 for the three months ended March 31, 1999. Net interest income after provision for loan losses increased $25,000 or 3.9%, during the three months ended March 31, 2000 as compared to the prior year period.
This increase resulted primarily from an increase in the average balance of interest earning assets during the three months ended March 31, 2000 as compared to the prior year period.

      Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions. No provision for loan losses was made for either of the quarters ended March 31, 2000 or 1999.

      Noninterest Expense.  Noninterest expense for the three months ended
March 31, 2000 amounted to $454,000 as compared to $433,000 for the three months ended March 31, 1999. The $21,000, or 4.8%, increase is primarily due to a increase in other expense.

      Provision for Income Taxes. Income tax expense for the three months ended March 31, 2000 increased by $5,000 to $101,000 as compared to income tax expense of $96,000 for the three months ended March 31, 1999. This increase is due to increased income before income taxes.


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

     The Association is required to maintain certain levels of regulatory capital. At March 31, 2000 and September 30, 1999, the
Company and the Association were in compliance with all regulatory capital requirements.


     Comparison of Results of Operations for the Six Months Ended
March 31, 2000 and 1999. The Company reported net income for the six months ended March 31, 2000 of $304,000 as compared to $303,000 for the six months ended March 31, 1999.


     Net interest income.  Net interest income for the six months ended
March 31, 2000 amounted to $1,292,000 as compared to $1,322,000 for the six months ended March 31, 1999. Total interest income decreased
$106,000, or 4.3%, during the six months ended March 31, 2000 as compared to the prior year period. This decrease resulted primarily from a decrease in the average balance of total interest bearing assets during the six months ended March 31, 2000 as compared to the prior period. Total interest expense decreased during the six months ended March 31, 2000. This decrease resulted primarily from a decrease in average deposits between the periods.


     Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions. No provision for loan losses was made for either six-month period.


     Noninterest Expense.  Noninterest expense for the six months ended
March 31, 2000 amounted to $881,000 as compared to $870,000 for the six months ended March 31, 1999. The $11,000, or 1.3%, increase is primarily due to an increase in salaries and employee benefits expense.


     Provision for Income Taxes. Income tax expense for the six months ended March 31, 2000 decreased by $30,000 to $193,000 as compared to income tax expense of $223,000 for the six months ended March 31, 1999. This decrease is due to decreased income before taxes.




                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
March 31, 2000, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:     May 15, 2000          _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:     May 15, 2000          _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



