Form 10-Q
period 2000-06-30
SOUTHERN COMMUNITY BANCSHARES INC
filed 2000-08-15
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 2000



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


            Class                        Outstanding at June
                                                30, 2000
Common Stock, $.01 par value                977,074 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
   JUNE 30,2000(UNAUDITED) AND SEPTEMBER 30, 1999

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          3
  FOR THE THREE AND NINE MONTH PERIODS ENDED
  JUNE 30, 2000 AND 1999

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      4
  FOR THE THREE AND NINE MONTH PERIODS ENDED
  JUNE 30, 2000 AND 1999

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




                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                                 June 30,    September 30,
                                                   2000            1999
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $ 3,678        $  4,118

SECURITIES AVAILABLE FOR SALE, at fair value       10,929          11,343

SECURITIES HELD TO MATURITY, fair values of
$213 and $755, respectively                           211             751

LOANS RECEIVABLE, net                              47,481          44,838

PREMISES AND EQUIPMENT                                714             316

OTHER ASSETS                                        1,399           1,419

       Total assets                               $64,412         $62,785



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $55,513         $53,904

OTHER LIABILITIES                                     339             229

       Total liabilities                           55,852          54,133

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,821          10,821
Retained earnings                                   3,391           3,158
Other comprehensive income(loss)                     (103)            (66)
Treasury stock                                     (1,937)         (1,455)
Unearned compensation                              (3,623)         (3,817)

      Total stockholders' equity                    8,560           8,652
      Total liabilities and stockholders' equity  $64,412         $62,785




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                 Three Months Ended    Nine Months Ended
                                      June 30,            June 30,
                                    2000     1999       2000      1999
                                     (unaudited)          (unaudited)

INTEREST INCOME:
  Interest and fees on loans      $ 986     $  932    $2,900     $2,905
  Interest and dividends on
    securities                      185        167       542        442
  Other interest income              42         71       127        284

     Total interest income        1,213      1,170     3,569      3,631

INTEREST EXPENSE:
  Interest on deposits              569        547     1,633      1,686
     Total interest expense         569        547     1,633      1,686
     Net interest income            644        623     1,936      1,945

PROVISION FOR LOAN LOSSES             0          0         0          0
     Net interest income after
       provision for loan losses    644        623     1,936      1,945

NONINTEREST INCOME:
  Customer service fees              57         36       143        110
     Total noninterest income        57         36       143        110
NONINTEREST EXPENSE:
  Compensation and benefits         265        274       799        800
  Occupancy and equipment            40         38       105        111
  Deposit insurance expense           6          8        16         24
  Other operating expense           126        123       398        378
     Total noninterest expense      437        443     1,318      1,313
     Income before income taxes     264        216       761        742

PROVISION FOR INCOME TAXES           90         82       283        305
NET INCOME                          174        134       478        437

BASIC EARNINGS PER SHARE           $.25       $.17      $.67       $.55

DILUTED EARNINGS PER SHARE         $.24       $.16      $.63       $.52
DIVIDEND DECLARED PER SHARE     $ .0825     $.0825    $.2475     $2.365


   The accompanying notes are an integral part of these statements.



                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                  Nine Months Ended
                                                       June 30,
                                                   2000      1999
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  478   $  437

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                      44       41
     Amortization and accretion on securities,net       6        3
     Amortization of unearned compensation            194      238
     Change in assets and liabilities:
        Other assets                                   14        6
        Other liabilities                              73      (51)
         Total adjustments                            331      237
         Net cash provided by operating activities    809      674

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                                414    1,656
  Proceeds from maturities/calls of securities,
    held to maturity                                1,540    1,071
  Purchases of securities, available for sale      (1,000)  (5,401)
  Proceeds from sale of securities,
    available for sale                                  0    1,079
  Net loan (originations) repayments               (2,643)   1,724
  Capital expenditures                               (442)    ( 50)
        Net cash provided by (used in)
            investing activities                   (2,131)      79

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                               1,609     (43)
  Contributions to Plan trusts                           0    (755)
  Purchase of treasury stock                          (482)   (566)
  Dividends paid                                      (245) (2,142)
        Net cash provided by (used in)
            financing activities                       882  (3,506)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  (440) (2,753)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     4,118   9,591
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $3,678  $6,838




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

   The accompanying unaudited condensed consolidated financial statements as of June 30, 2000 and 1999, and for the three and nine-month periods then ended, include the accounts of the Company and the Association. All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three and nine-month periods ended June 30, 2000 and 1999. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended
   September 30, 2000. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 1999. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 1999 financial statements.


  2.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended June 30, 2000 and 1999.
   Common Stock outstanding consists of issued shares less unallocated
   ESOP shares, and shares owned by the MRP and SOP plan trust.

   The following table represents the earnings per share calculations for the three and nine-month periods ended June 30, 2000 and 1999:


                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   June 30, 2000:
     Net income                    $174,000
     Basic earnings per share:
       Income available to common
         shareholders               174,000     694,880        $.25
     Dilutive securities                  0      43,797           0
     Diluted earnings per share    $174,000     738,677        $.24

   June 30, 1999:
     Net income                    $134,000
     Basic earnings per share:
       Income available to common
         shareholders               134,000     771,017        $.17
     Dilutive securities                  0      36,904           0
     Diluted earnings per share    $134,000     807,927        $.16



     For the Nine Months Ended

   June 30,2000:
     Net income                    $478,000
     Basic earnings per share:
       Income available to common
         shareholders              $478,000     717,301        $.67
     Dilutive securities                         43,797           0
     Diluted earnings per share    $478,000     761,098        $.63

   June 30, 1999
     Net income                    $437,000
     Basic earnings per share:
       Income available to common
         shareholders              $437,000     796,048        $.55
     Dilutive securities                         41,357           0
     Diluted earnings per share    $437,000     837,405        $.52




3. COMPREHENSIVE INCOME

   Comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period. Accordingly, the change in unrealized gain/ loss on securities available for sale serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three and nine month periods ended June 30, 2000 and 1999:

                                      Three Months         Nine Months
                                         Ended                Ended
                                       June 30,              June 30,
                                      2000     1999       2000    1999


    Net income                        $174     $134       $478    $437
    Accumulated other comprehensive
       income (loss) net of tax:
         Unrealized gain (loss)
           on securities                 7      (63)       (37)    (76)
    Comprehensive income (loss)       $181     $ 71       $441    $361



4. NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging
   Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts
   (collectively referred to as derivatives) and for hedging activities.
   It requires that an entity recognize all derivatives as either assets or liablities in the balance sheet and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for changes in fair values of derivatives will depend on their designation. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
   Activities--Deferral of the Effective Date of FASB No. 133.  This
   Statement amends the effective date of SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Given the Company's September 30 fiscal year-end, this
   Statement will be effective October 1, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and
   Certain Hedging Activities-An Amendment to FASB Statement No. 133. This statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. Management is completing its assessment of the impact of these Statements on the Company's financial position and results of operations but believes the impact will not be significant.



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

      Comparison of Financial Condition at June 30, 2000 and
September 30, 1999.  Total assets increased by $1,627,000 or 2.6%.
Liabilities increased by $1,719,000 or 3.2%.

      Comparison of Results of Operations for the Three Months Ended
June 30, 2000 and 1999. The Company reported net income for the three months ended June 30, 2000 of $174,000 as compared to $134,000 for the three months ended June 30, 1999.

      Net Interest Income. Net interest income for the three months ended June 30, 2000 amounted to $644,000 as compared to $623,000 for the three months ended June 30, 1999. Net interest income after provision for loan losses increased $21,000 or 3.4%, during the three months ended June 30, 2000 as compared to the prior year period.
This increase resulted primarily from an increase in the average balance of interest earning assets during the three months ended June 30, 2000 as compared to the prior year period.

      Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions. No provision for loan losses was made for either of the quarters ended June 30, 2000 or 1999.

      Noninterest Expense.  Noninterest expense for the three months ended
June 30, 2000 amounted to $437,000 as compared to $443,000 for the three months ended June 30, 1999. The $6,000, or 1.4%, decrease is primarily due to a decrease in compensation and benefits.

      Provision for Income Taxes. Income tax expense for the three months ended June 30, 2000 increased by $8,000 to $90,000 as compared to income tax expense of $82,000 for the three months ended June 30, 1999. This increase is due to increased income before income taxes.


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

     The Association is required to maintain certain levels of regulatory capital. At June 30, 2000 and September 30, 1999, the
Company and the Association were in compliance with all regulatory capital requirements.


     Comparison of Results of Operations for the Nine Months Ended
June 30, 2000 and 1999. The Company reported net income for the nine months ended June 30, 2000 of $478,000 as compared to $437,000 for the nine months ended June 30, 1999.


     Net interest income.  Net interest income for the nine months ended
June 30, 2000 amounted to $1,936,000 as compared to $1,945,000 for the nine months ended June 30, 1999. Total interest income decreased
$62,000, or 1.7%, during the nine months ended June 30, 2000 as compared to the prior year period. This decrease resulted primarily from a decrease in the average balance of total interest bearing assets during the nine months ended June 30, 2000 as compared to the prior period. Total interest expense decreased during the nine months ended June 30, 2000. This decrease resulted primarily from a decrease in average deposits between the periods.


     Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of nonperforming assets, and general economic conditions. No provision for loan losses was made for either nine-month period.


     Noninterest Expense.  Noninterest expense for the nine months ended
June 30, 2000 amounted to $1,318,000 as compared to $1,313,000 for the nine months ended June 30, 1999. The $5,000, or 0.4%, increase is primarily due to an increase in other operating expense.


     Provision for Income Taxes. Income tax expense for the nine months ended June 30, 2000 decreased by $22,000 to $283,000 as compared to income tax expense of $305,000 for the nine months ended June 30, 1999.




                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
June 30, 2000, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


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


                                 SOUTHERN COMMUNITY BANCSHARES, INC.





Date:     August 15, 2000       _____________________________________
                                William R. Faulk
                                President and Chief Executive Officer



Date:     August 15, 2000       _____________________________________
                                Beth B. Knight
                                Secretary and Treasurer



