Form 10KSB40
period 2000-09-30
SOUTHERN COMMUNITY BANCSHARES INC
filed 2001-01-02
CIK 1021011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996) FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
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

The registrant's revenues for its most recent fiscal year were $5,077,000.

The aggregate market value of the registrant's outstanding common stock held by non-affiliates of the registrant at September 30, 2000 was approximately $4,147,309 (based on 562,347 shares at the most recent trading price of which management was aware ($7.375 on December 20, 2000) (for this purpose, the registrant's directors and executive officers and stock benefit plans and trusts have not been deemed to be non-affiliates).

The total number of outstanding shares of the registrant's common stock at September 30, 2000 was 977,074.

Transitional small business disclosure format: No.

DOCUMENTS INCORPORATED BY REFERENCE

The following portions of the Southern Community Bancshares, Inc. Annual Report to Shareholders for the fiscal year ended September 30, 2000, are incorporated by reference into Part II of this Form 10-KSB:

1. Market Price of Common Shares and Related Shareholder Matters;

2. Management's Discussion and Analysis of Financial Condition and Results of Operations; and

3. Consolidated Financial Statements.

The following portions of the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Southern Community Bancshares, Inc. are incorporated by reference into Part III of this Form 10-KSB:

1. Voting Securities and Ownership of Certain Beneficial Owners and Management; and

2. Executive Compensation

3. Security ownership of certain beneficial owners and management

4. Certain relationships and related transactions.

ITEM 1. -- DESCRIPTION OF BUSINESS

General

The Holding Company is a Delaware corporation organized for the purpose of purchasing all of the capital stock of First Federal Savings and Loan Association of Cullman (the "Association") to be issued in connection with the Conversion. Before the Conversion, the Holding Company did not engage in any material operations. The Holding Company is a unitary savings and loan holding company. The principal assets consist of the capital stock of the Association and the investments made with the net proceeds retained from the sale of Common Shares in connection with the Conversion. The office of the Holding Company is located at 325 2nd Street, S.E., Cullman, Alabama, and its telephone number is (256) 734-4863.

The Association is a federal stock savings and loan association which was organized in 1905. As a federal savings and loan association, the Association is subject to supervision and regulation by the OTS. The Association is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta, and the deposit accounts of the Association are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF"). The Association conducts business from its offices in Cullman County, Alabama, and its executive office is located at 325 2nd Street, S.E., Cullman, Alabama. At September 30, 2000, the Association had $64.2 million of total assets, $55.5 million of total liabilities, including $55.2 million of deposits, and $8.7 million of equity.

The Association is principally engaged in the business of originating mortgage loans secured by first mortgages on one-to-four family residential real estate located in Cullman County, Alabama, the Association's primary market area. Such loans account for $30.5 million and $26.8 million at September 30, 2000 and 1999, respectively. The Association also originates loans for the construction of residential real estate and construction and permanent mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate in its primary market area. Such loans account for $13.6 million and $13.1 million of total loans, respectively. In addition to real estate lending, the Association originates a limited number of commercial loans and secured and unsecured consumer loans. The stated loans account for $6.2 million and $6.5 million of total loans, respectively. For liquidity and interest rate risk management purposes, the Association invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities, and other investments permitted by applicable law. As of September 30, 2000, the carrying value of investments that management has the intent and ability to hold until maturity was $202,000 and the carrying value of investments that were available for sale was $10.5 million. In addition, as of that same date, the Association's aggregate cash and interest-bearing deposits in other banks totaled $2.6 million. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, and loan principal repayments.

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

Income levels in Cullman County are below averages for the State of Alabama and the United States according to demographic statistics. For 1995, average per capita income for Cullman County was 12% below and 30% below, respectively, average per capita income for Alabama and the United States, respectively. For 2001, average per capita income for Cullman County is projected to be 12% and 31%  below, respectively, average per capita income for Alabama and the United States, respectively.

Cullman County has no single, dominant employer. The largest employer in the county is the Wal-Mart Distribution Center with approximately 1,500 employees.

The Association is one of two thrift institutions based in Cullman County and had approximately 40 % share of the County's thrift deposits and approximately 8% share of all deposits in the County, as of September 30, 2000.

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

Savings institutions generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings institutions are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is in compliance with its fully phased-in capital requirements; (iii) the loans comply with applicable loan-to-value requirements; and (iv) the aggregate amount of loans made under this authority does not exceed 15% of unimpaired capital and surplus.

At September 30, 2000, the Association's loans-to-one borrower limit was $1.43 million and its five largest loans or groups of loans-to-one borrower, including related entities, were $1,772,919, $1,280,333, $1,137,213, $719,826 and $604,955. Each of these loans is secured by real estate, a substantial portion of which is rental property. All of these loans or groups of loans were performing in accordance with their terms at September 30, 2000.

Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated:

	September 30,
	2000		1999
	Amount	%	Amount	%
	(In thousands)

Real estate loans:
One-to four-family	$30,508	61.99%	$26,821	59.82%
Nonresidential	9,644	19.59	8,316	18.55
Multifamily	2,874	5.84	3,451	7.70
Construction	1,103	2.24	1,300	2.90

Total real estate loans	44,129	89.66	39,888	88.97

Commercial loans	2,920	5.93	2,838	6.33

Consumer loans:
Automobile loans	1,806	3.67	1,506	3.36
Loans on deposits	543	1.10	407.90
Other consumer loans	956	1.96	1,773	3.95

Total consumer loans	3,305	6.73	3,686	8.21

Total loans	50,354	102.32	46,412	103.51

Less:
Undisbursed portion of loans in progress	195.40		658	1.47
Unearned and deferred income	140.28		135.30
Allowances for loan losses	808	1.64	781	1.74

Net loans	$49,211	100.00%	$44,838	100.00%

Contractual Principal Repayments and Interest Rates. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in the Association's portfolio, based on the contractual terms to maturity, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year.

	Due in 1 Year or Less	Over 1 Year Through 5 Years	Over 5 Years	Total
	(In thousands)
Mortgage Loans:
Adjustable	$ 31	$ 906	$12,089	$13,026
Fixed	2,856	1,489	25,941	30,286

Consumer	876	2,960	137	3,973

Commercial	1,340	976	753	3,069

Total	$ 5,103	$ 6,331	$38,920	$50,354

The following table sets forth the dollar amount of all loans, before net items, due after one year from September 30, 2000 which have fixed interest rates or which have adjustable interest rates.

Fixed Rates
(In thousands)
Fixed rates of interest	$32,294
Adjustable rates of interest	12,957

Total	$45,251

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

At September 30, 2000, the Association owns loan participation interests in 10 loans with an aggregate outstanding balance of approximately $3.5 million. These loans consist of both adjustable and fixed rate loans. The Association is the lead lender on one loan of the 10, which has an outstanding balance of $248,991 at September 30, 2000. The remaining 9 loans are serviced by other lending institutions. All participation loans are performing and secured by first mortgages. The participation loans are secured by various types of properties, including multifamily residences, shopping centers, office buildings, and a country club, some of which are outside of the Association's primary market area. The Association does not currently intend to originate or purchase additional loan participations outside their market area.

The following table shows total loans originated, loan reductions, and the net increase in the Association's loan portfolio during the periods indicated:

	Year Ended September 30,
	2000	1999
	(In thousands)
Loans originated:
One-to-four family residential	$8,059	$ 8,951
Multifamily residential	0	710
Nonresidential	2,751	1,337
Construction	1,955	1,691
Commercial	1,141	1,009
Consumer	2,271	2,609

Total loans originated	16,177	16,307
Principal repayments	(11,373)	(17,502
Increase (decrease) in other items, net (1)	(431)	187

Net increase (decrease)	$4,373	$ (1,008)

(1) Other items consist of deferred loan fees, allowance for loan losses and the undisbursed portion of construction loans.

Loans Secured by One- to Four-Family Residences. The principal lending activity of the Association is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences located within the Association's primary market area. At September 30, 2000, the Association's one- to four-family residential loans totaled approximately $30.5 million, or 61.9% of total loans.

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

Adjustable rate mortgages ("ARMs") are currently offered by the Association for terms of up to 30 years. On ARMs currently offered by the Association, the interest rate adjustment periods are one year and rates are adjusted in accordance with the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year. The new interest rate at each change date is determined by adding a margin of 2.75% to the prevailing index. On ARMs currently offered by the Association, the maximum allowable adjustment at each adjustment date is 2.0% and the maximum allowable adjustment over the term of the loan is 6.0%.

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

Loans Secured by Multifamily Residences. In addition to loans on one- to four-family properties, the Association originates loans secured by multifamily properties which contain more than four units. At September 30, 2000, loans secured by multifamily residences totaled approximately $2.9 million, or 5.8% of total loans. At September 30, 2000, the largest single loan secured by a multifamily residence was $1.8 million and was performing in accordance with its terms. Multifamily loans are offered with adjustable or fixed rates for terms of up to 20 years and have LTVs up to 80%.

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

Loans Secured by Nonresidential Real Estate. The Association also originates loans for the purchase of nonresidential real estate. At September 30, 2000, approximately $9.6 million, or 19.5%, of the Association's total loans were secured by mortgages on nonresidential real estate. At such date, the largest single loan secured by nonresidential real estate was $1.3 million and was performing in accordance with its terms. The Association's nonresidential real estate loans have adjustable rates or fixed rates, terms of up to 30 years, and LTVs of up to 80%. The Association also makes loans for the construction of nonresidential real estate.

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

Construction loans are offered with adjustable or fixed rates for terms of up to one year. At September 30, 2000, the Association's loan portfolio included $1.1 million in construction loans, or 2.2% of total loans. The majority of construction loans were for construction of residential properties.

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

Commercial Loans. The Association makes commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in equipment, nonresidential real estate, or other assets of the borrower. At September 30, 2000, the Association's commercial loan portfolio totaled $2.9 million, or 5.9% of total loans.

Consumer Loans. The Association makes various types of consumer loans, including loans made to depositors on the security of their deposit accounts, automobile loans, home improvement loans, and other secured loans and unsecured personal loans. Consumer loans are made at variable or fixed rates of interest and for varying terms based on the type of loan. At September 30, 2000, the Association had approximately $3.3 million, or 6.7% of total loans, invested in consumer loans.

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

Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments, and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standard No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("SFAS No. 91") as an adjustment to yield over the life of the related loan. At September 30, 2000, the Association had $140,000 of net loan fees which had been deferred and are being recognized as income over the estimated maturities of the related loans.

Non-performing Assets. Non-performing assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures, and repossessed assets. The Association ceases to accrue interest on real estate loans if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest. The Association ceases the accrual of interest on all loans which are 90 days or more delinquent.

Real estate acquired by the Association as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired, such property is recorded by the Association at the fair value of the real estate, less estimated selling expenses, at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining REO property are expenses from the date the property is acquired. Costs relating to the development and improvement of the property are capitalized to the extent of fair value

As of September 30, 2000, the Association's total non-performing loans amounted to $111,000, or .2% of total net loans, compared to $140,000, or .3% of total net loans at September 30, 1999.

The following table sets forth information with respect to the accrual and nonaccrual status of the Association's loans and other non-performing assets at the dates indicated:

	September 30,
	2000	1999
	(In thousands)
Accruing loans delinquent 90+ days	$ 80	$ 0
Loans accounted for on a nonaccrual basis:
Real estate:
One- to four-family	31	140
Multifamily	0	0
Nonresidential	0	0
Consumer	0	0

Total nonaccrual loans	31	140

Total non-performing loans	111	140

Real estate owned (1)	103	65

Total non-performing assets	$214	$205

Allowance for loan losses	$808	$781

Non-performing assets as a percent of total loans	0.4%	0.4%

Non-performing loans as a percent of total loans	0.2%	0.3%

(1) Consists of real estate acquired by foreclosures.

Interest income foregone on non-accrual loans was not significant for any period shown.

Classified Assets. The Association classifies its own assets on a quarterly basis in accordance with federal regulations and Association policy. Problem assets are classified as "substandard," "doubtful," or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the Association is not warranted.

The aggregate amounts of the Association's classified loans at the dates indicated were as follows:

	September 30,
	2000	1999
	(In thousands)
Classified loans:
Substandard	$204	$212
Doubtful	0	0
Loss	96	96

Total classified loans	$300	$308

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

Allowance for Loan Losses. Senior management, with oversight by the Board of Directors, reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience, and losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The amounts in the provisions for loan losses shown in the table below for 1998 through 2000 were determined based upon past loan experience, a review of individual specific problem loans, if any, the estimated value of the underlying collateral, and the prevailing economic conditions.

At September 30, 2000, the Association's allowance for loan losses was $808,000 compared to $781,000 at September 30, 1999. The following table sets forth an analysis of the Association's allowance for loan losses for the periods indicated:

	2000	1999	1998
	(In thousands)
Balance at beginning of period	$781	$790	$806
Charge-offs	(16)	(22)	(24)
Recoveries	43	13	8

Net (charge-offs) recoveries	808	781	16
Provision for loan losses	0	0	0

Balance at end of year	$808	$781	$790

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	.05%	(.02)%	(.04)%

Ratio of allowance for loan losses to total loans	1.60%	1.68%	1.72%

The following table presents the allocation of the allowance for loan losses to the total amount of net loans in each category listed at the dates indicated.

	September 30,
	2000		1999
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Real estate loans	$ 98	89.7%	$339	89.0%
Commercial loans	96	5.9	125	6.3
Consumer loans	115	6.7	89	8.2
Unallocated	499	0	228	0

Total	$ 808	102.3%	$781	103.5%

Securities

The Association accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities . Securities classified as held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts on the constant effective yield method. The Association has the positive intent and ability to hold these securities to maturity. Available-for-sale securities are carried at fair value and include all debt and equity securities not classified as held-to-maturity or trading. Trading securities are those held principally for the purpose of selling in the near future and are carried at fair value. The Association does not currently have any trading securities.

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

The Company's securities portfolio includes mortgage-backed securities which are insured or guaranteed by the FHLMC, GNMA, or the FNMA, all of which are backed by FHLMC, GNMA, and FNMA securities. Mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Company. Investments in mortgage-backed securities as well as investments in other investment securities are managed by the Company's Investment Committee in accordance with the Company's Portfolio and Investment Policy.

The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated:

	September 30,
	2000	1999
	(In thousands)
Available for sale (1):
U.S. Treasury and federal agencies	$ 7,709	$ 7,201
Equity securities	0	100
Federal Home Loan Bank stock	350	350

	8,059	7,651
Mortgage-backed securities	2,486	3,692

Total	$10,545	$11,343

Held to maturity (2):
U.S. Treasury and federal agencies	$ 0	$ 498

	0	498
Mortgage-backed securities	202	253

Total	$ 202	$ 751

(1) The carrying value is the approximate fair value of the security at each reporting date.
(2) The carrying value is the amortized cost of the security at each reporting date.

The following table sets forth information regarding the scheduled maturities, amortized costs, fair value and weighted average yields for the Association's securities at September 30, 2000:
	One Year or Less		One to Five Years		Five to Ten Years		After Ten Years		Total		Fair
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Market Value
	(Dollars in thousands)
Available for sale:
U.S. Treasury and federal agencies	$3,989	5.55%	$3,210	5.55%	$495	5.55%	$ 0	0.00%	$ 7,694	5.55%	$ 7,694
Federal Home Loan Bank stock	0	0.00	0	0.00	0	0.00	365	5.55	365	5.55	365
Mortgage-backed securities	276	5.62	1,641	5.62	433	5.62	136	5.62	2,486	5.62	2,517

Total	$4,630	5.55%	$4,851	5.57%	$928	5.58%	$136	5.62%	$10,545	5.58%	$10,545

Held-to-maturity:
Mortgage-backed securities	$ 0	0.00%	$ 117	5.60%	$ 85	5.62%	$ 0	0.00%	$ 202	5.62%	$ 204

Cash and Interest-Bearing Deposits in Other Banks

The Company also had cash on hand and cash due from and on deposit with other banks amounting to $2.6 million and $4.1 million at September 30, 2000 and 1999, respectively.

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

Deposits. The Company's deposits are attracted principally from within the Company's primary market area through the offering of a wide selection of deposit instruments, including NOW accounts, money market accounts, regular passbook savings accounts, and term certificate accounts. Included among these deposit products are individual retirement account certificates of approximately $3.7 million at September 30, 2000. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate. As of September 30, 2000, the certificates of deposit with principal amounts of $100,000 or more totaled approximately $11.5 million.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated:
	2000		1999
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(In thousands)
Transaction accounts:
NOW accounts (1)	$13,365	24.2%	$ 9,984	18.5%
Passbook savings accounts (2)	6,032	10.9	8,940	16.6
Money market accounts (3)	953	1.7	892	1.6

Total transaction accounts	20,350	36.8	19,816	36.7

Certificates of deposit:
4.01--6.00%	26,886	48.7	32,423	60.2
6.01--8.00%	7,995	14.5	1,665	3.1

Total certificates of deposit (4)	34,881	63.2	34,088	63.3

Total deposits	$55,231	100.0%	$53,904	100.0%

(1) The weighted average rate on NOW accounts at September 30, 2000 was 1.65%.
(2) The weighted average rate on passbook savings accounts at September 30, 2000 was 2.30%.
(3) The weighted average rate on money market accounts at September 30, 2000 was 2.44%.
(4) The weighted average rate on all certificates of deposit, including IRA accounts, at September 30, 2000 was 5.52%.

The following table sets forth the amount and maturities of the Association's certificates of deposit at September 30, 2000.
	One Year or Less	Over One Year Through Two Years	Over Two Years Through Three Years	Over Three Years Through Four Years	Over Four Years	Totals
	(In Thousands)
4.00%--6.00%	$20,815	$2,873	$ 824	$2,174	$200	$26,886
6.01%--8.00%	5,454	2,021	389	0	131	7,995

	$26,269	$4,894	$1,213	$2,174	$331	$34,881

The following table sets forth the Association's deposit account balance activity for the periods indicated:

	Year Ended September 30,
	2000	1999
	(In thousands)

Beginning balance	$53,904	$55,557
Net increase (decrease) in deposits before interest credited	(28)	(3,055)
Interest credited	1,355	1,402
Ending balance	55,231	53,904

Net increase (decrease)	$ 1,327	$ (1,653)

The following table sets forth the change in dollar and amount of deposits in the various types of accounts offered by the Association between the dates indicated:
	Balance at September 30, 2000	% of Deposits	Increase (Decrease) from September 30, 1999	Balance at September 30, 1999	% of Deposits
	(In Thousands)

Interest-bearing and noninterest bearing demand deposits	$14,318	25.92%	$3,442	$10,876	20.18%
Passbook savings	6,032	10.92	(2,908)	8,940	16.59
Certificates of deposit	34,881	63.16	793	34,088	63.23

Total	$55,231	100.00%	$1,327	$53,904	100.00%

The following table sets forth the maturities of the Association's certificates of deposit having principal amounts of $100,000 or more at September 30, 2000:

Certificate of Deposit Maturing in Quarter Ending:	Amount
(In thousands)

December 31, 2000	$ 2,006
March 31, 2001	2,387
June 30, 2001	1,926
September 30, 2001	1,269
After September 30, 2001	3,891

Total certificates of deposit with balances of $100,000 or more	$11,479

Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Atlanta, the Association is authorized to apply for advances from the FHLB of Atlanta, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, the Association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, the Association will be eligible for such advances only to the extent it holds specified QTL Test assets. At September 30, 2000, the Association was in compliance with the QTL Test and had no advances from the FHLB.

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

REGULATION

Financial Modernization Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the authorized activities of banks and their holding companies. In particular, the GLB Act repealed the Glass-Steagall Act, which had generally prevented banks from affiliating with securities firms, and also permitted bank holding companies for the first time to affiliate with insurance companies. A new "financial holding company,'" which owns only well capitalized and well-managed banks, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and insurance agency activities. The financial holding company provisions of the GLB Act are not expected to have a material effect on the Company or the Association.

The GLB Act also places substantial restrictions on the activities of companies that apply to become savings and loan holding companies after May 4, 1999. However, the GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Under such authority, the Company's business powers are essentially unlimited, provided that the Bank remains a qualified thrift lender. However, the GLB Act further provides that a unitary thrift holding company in existence on May 4, 1999, will lose its exempt status if it or its subsidiary thrift is sold to any unaffiliated company other than another grandfathered unitary thrift holding company. The GLB Act is not expected to have a material effect on the activities in which the Company and the Association currently engage, except to the extent that competition with banks and bank holding companies may increase as they engage in activities not permitted prior to enactment of the GLB Act.

In addition, the GLB Act adopts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and new requirements for the disclosure of ATM fees imposed by banks on customers of other banks. Most of the GLB Act's provisions have delayed effective dates and require the adoption of implementing regulations to implement the statutory provisions. Accordingly, at this time the Association is unable to predict the eventual impact of the Act on its operations.

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

If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to execute officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be make on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 2000, the Association was in compliance with the above restrictions.

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

The FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

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

The Association

General. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no goodwill or other intangible assets at September 30, 2000. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Association's regulatory capital.

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

At September 30, 2000, the Association exceeded all of its regulatory capital requirements. The following table sets forth the Association's compliance with applicable regulatory capital requirements at September 30, 2000 and 1999:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

September 30, 2000
Total capital (to risk weighted assets)	$9,342	23.6%	$3,169	8.0%	$3,962	10.0%
Tier 1 (core) capital (to risk weighted assets)	8,845	22.3	N/A	N/A	2,377	6.0%
Tier 1 (core) capital (to adjusted total assets)	8,845	13.7	1,934	3.0	3,223	5.0%
Tangible capital (to adjusted total assets)	8,845	13.7	967	1.5	N/A	N/A

September 30, 1999:
Total capital (to risk weighted assets)	$8,356	22.3%	$2,992	8.0%	$3,740	10.0%
Tier 1 (core) capital (to risk weighted assets)	7,886	21.1	N/A	N/A	2,244	6.0
Tier 1 (core) capital (to adjusted total assets)	7,886	12.6	1,872	3.0	3,119	5.0
Tangible capital (to adjusted total assets)	7,886	12.6	936	1.5	N/A	N/A

The following table is a reconciliation of the Association's stockholder's equity to tangible, Tier 1, and risk-based capital as required by the OTS:

	2000	1999
	(In Thousands)

Stockholder's equity	$ 8,790	$ 7,820
Unrealized loss (gain) on securities available for sale	55	66

Tangible and Tier 1 capital	8,845	7,886
Allowance for loan losses	497	470

Total risk based capital	$ 9,342	$ 8,356

Total assets	$64,413	$62,322
Adjusted total assets	64,468	62,388
Total risk weighted assets	39,615	37,397

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

At September 30, 2000, the Association was deemed a "well capitalized" institution for purpose of the above regulations and as such was not subject to the above mentioned restrictions.

Safety and Soundness. On November 18, 1993, a joint notice of proposed rulemaking was issued by the OTS, the Office of the Comptroller of the Currency, and the Federal Reserve Board (collectively, the "agencies") concerning standards for safety and soundness required to be prescribed by regulation pursuant to Section 39 of the FDIA. In general, the standards relate to (1) operational and managerial matters; (2) asset quality and earnings; and (3) compensation. The operational and managerial standards cover (a) internal controls and information systems, (b) internal audit system, (c) loan documentation, (d) credit underwriting, (e) interest rate risk exposure, (f) asset growth, and (g) compensation, fees and benefits. Under the proposed asset quality and earnings standards, the Association would be required to maintain (1) a maximum ratio of classified assets (assets classified substandard, doubtful and to the extent that related losses have not been recognized, assets classified loss) to total capital of 1.0%, and (2) minimum earnings sufficient to absorb losses without impairing capital. The last ratio concerning market value to book value was determined by the agencies not to be feasible. Finally, the proposed compensation standard states that compensation will be considered excessive if it is unreasonable or disproportionate to the services actually performed by the individual being compensated. If an insured depository institution or its holding company fail to meet any of the standards promulgated by regulation, then such institution or company will be required to submit a plan within 30 days to the FDIC specifying the steps it will take to correct the deficiency. In the event that an institution or company fails to submit or fails in any material respect to implement a compliance plan within the time allowed by the agency, Section 39 of the FDIA provides that the FDIC must order the institution or company to correct the deficiency and may (1) restrict asset growth; (2) require the institution or company to increase its ratio of tangible equity to assets; (3) restrict the rates of interest that the institution or company may pay; or (4) take any other action that would better carry out the purpose of prompt corrective action. The Association believes that it will be in compliance with each of the standards if they are adopted as proposed.

Liquidity Requirements. Each savings institution is required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowing payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At the present time, the required minimum liquid asset ratio is 5%. At September 30, 2000, the Association's liquidity ratio was in excess of the required minimum.

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

In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30-days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

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

At September 30, 2000, the Association was a Tier 1 institution for purposes of this regulation.

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

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Atlanta; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 2000, the qualified thrift investments of the Association were substantially in excess of 20%.

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

Effective February 10, 1992, the OTS adopted a statement of policy ("Statement") set forth in Thrift Bulletin 52 concerning (i) procedures to be used in the selection of a securities dealer, (ii) the need to document and implement prudent policies and strategies for securities, whether held for investment, trading or for sale, and to establish systems and internal controls to ensure that securities activities are consistent with the financial institution's policies and strategies, (iii) securities trading and sales practices that may be unsuitable in connection with securities held in an investment portfolio, (iv) high-risk mortgage securities that are not suitable for investment portfolio holdings for financial institutions, and (v) disproportionately large holdings of long-term, zero-coupon bonds that may constitute an imprudent investment practice. The Statement applies to investment securities, high-yield, corporate debt securities, loans, mortgage-backed securities and derivative securities, and provides guidance concerning the proper classification of and accounting for securities held for investment, sale and trading. Securities held for investment, sale or trading may be differentiated based upon an institution's desire to earn an interest yield (held for investment), to realize a holding gain from assets held for indefinite periods of time (held for sale), or to earn a dealer's spread between the bid and asked prices (held for trading). Depository institution investment portfolios are maintained to provide earnings consistent with the safety factors of quality, maturity, marketability and risk diversification. Securities that are purchased to accomplish these objectives may be reported at their amortized cost only when the depository institution has both the intent and ability to hold the assets for long-term investment purposes. Securities held for investment purposes may be accounted for at amortized cost, securities held for sale are to be accounted for at the lower of cost or market, and securities held for trading are to be accounted for at market. The Association believes that its investment activities have been and will continue to be conducted in accordance with the requirements of OTS policies and GAAP .

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. The Association is a member of the FHLB of Atlanta and must maintain an investment in the capital stock of the FHLB of Atlanta in an amount equal to the greater of 1% of the aggregate outstanding principal amount of the Association's residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. The Association is in compliance with this requirement with an investment in stock of the FHLB of Atlanta of $350,400 at September 30, 2000.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain average daily reserves equal to various percentages against their accounts. The percentages are subject to adjustment by the Federal Reserve Board. At September 30, 2000, the Association met its reserve requirement. Because required reserves must be maintained in the form of vault cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

Executive Officers of Association Who Are Not Directors

Presented below is certain information regarding the executive officers of the Association who are not directors:

Name	Age	Position

Beth B. Knight	38	Vice President-Finance and Chief Financial Officer

Raymond A. Williams	47	Vice President-Lending and Chief Lending Officer

Beth B. Knight. Ms. Knight has a BS in accounting from the University of Alabama and she is a Certified Public Accountant. She joined the Association in 1992 and has served in her current capacity since joining the Association.

Raymond A. Williams. Mr. Williams worked for a major commercial bank for 15 years prior to joining the Association in 1995 as chief lending officer.

Employees

The Association had 17 full time employees and 7 part-time employees at September 30, 2000. None of the employees is represented by a collective bargaining agreement.

ITEM 2. -- PROPERTIES

The following table sets forth information regarding the Association's offices at September 30, 1999:

Location	Owned or Leased	Date Acquired	Net Book Value

325 Second Street SE	Owned	1968	$160,000
Cullman, AL
(Main Office)

1602 Second Ave., SW	Leased (1)	1979	6,700
Cullman, AL
(Branch)

(1) Lease expires March 31, 2005.

The net book value of the Company's investment in furnishings and equipment totaled $398,000 at September 30, 2000.

ITEM 3. -- LEGAL PROCEDDINGS

Neither the Holding Company nor the Association is presently involved in any material legal proceedings. From time to time, the Association is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Association.

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. -- MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information contained in the 2000 Annual Report to Shareholders (the "Annual Report") under the caption "Common Stock Data", a copy of which is attached as exhibit 13.

ITEM 6. -- SELECTED FINANCIAL DATA

The information called for by item 6 is set forth in the Annual Report for the year ended September 30, 2000 under the heading "Selected Financial Information and Other Data" and is attached under exhibit  13.

ITEM 7. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The information called for by Item 7 is set forth in the Annual Report for the year ended September 30, 2000 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(Dollars in Thousands Except Per Share Amounts)
	2000
	First	Second	Third	Fourth	Total

Interest revenue	$1,147	$1,208	$1,213	$1,215	$4,783
Interest expense	520	543	569	618	2,250

Net interest revenue	627	665	644	597	2,533

Provision for loan losses	0	0	0	0	0
Non-interest revenue	43	43	57	151	294
Non-interest expense	427	454	437	569	1,88

Income before income taxes	243	254	264	179	940

Income tax expense	92	101	90	59	342

Net income	$ 151	$ 153	$ 174	$ 120	$ 598

Basic earnings per share	$.21	$.21	$.25	$.16	$.83

Diluted earnings per share	$.20	$.20	$.24	$.14	$.78

	1999
	First	Second	Third	Fourth	Total

Interest revenue	$1,262	$1,199	$1,170	$1,196	$4,827
Interest expense	580	560	547	524	2,211

Net interest revenue	682	639	623	672	2,616

Provision for loan losses	0	0	0	0	0
Non-interest revenue	42	32	36	55	165
Non-interest expense	437	433	443	495	1,808

Income before income taxes	287	238	216	232	973

Income tax expense	127	95	82	87	391

Net income	$ 160	$ 143	$ 134	$ 145	$ 582

Basic earnings per share	$ .20	$ .18	$ .17	$ .15	$ .70

Diluted earnings per share	$ .19	$ .17	$ .16	$ .15	$ .67

Other information called for by Item 8, is set forth in the Company's Annual Report for the year ended September 30, 2000 and is incorporated herein by reference.

ITEM 9. -- CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of Southern Community Bancshares, Inc. (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. -- EXECUTIVE COMPENSATION

The information contained in the Proxy Statement is incorporated herein by reference.

ITEM 12. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

The information contained in the Proxy Statement is incorporated herein by reference.

ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
SOUTHERN COMMUNITY BANCSHARES INC.

Date: 12/29/00	By: /s/ William R. Faulk
William R. Faulk
President and Chief Executive Officer

Date: 12/29/00	By: /s/ Beth Knight
Beth Knight
Secretary and Treasurer