Form 10-Q
period 2000-12-31
SOUTHERN COMMUNITY BANCSHARES INC
filed 2001-02-14
CIK 1021011

K:\FIR129\BC\10Q.DOC (Linda Elrod)


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-QSB

    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended December 31, 2000



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


            Class                        Outstanding at February
                                                12, 2001
Common Stock, $.01 par value                898,515 shares




                  SOUTHERN COMMUNITY BANCSHARES, INC.





                  PART I.    FINANCIAL INFORMATION

                                                                Page

ITEM 1.     FINANCIAL STATEMENTS:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF   2
   DECEMBER 31,2000(UNAUDITED) AND SEPTEMBER 30, 2000

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          3
  FOR THE THREE MONTHS ENDED DECEMBER 31,2000 AND 1999

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)      4
  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             5

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




                  SOUTHERN COMMUNITY BANCSHARES, INC.


       CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (DOLLARS IN THOUSANDS)



                                ASSETS

                                              December 31,    September 30,
                                                   2000            2000
                                                (unaudited)

CASH AND CASH EQUIVALENTS                         $ 7,449        $  2,604

SECURITIES AVAILABLE FOR SALE, at fair value        8,467          10,545

SECURITIES HELD TO MATURITY, fair values of
$194 and $204, respectively                           192             202

LOANS RECEIVABLE, net                              48,703          49,211

PREMISES AND EQUIPMENT                                687             685

OTHER ASSETS                                        1,162             965

       Total assets                               $66,660         $64,212



                LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS                                          $56,085         $55,231

BORROWED FUNDS                                      1,000               0

OTHER LIABILITIES                                     518             258

       Total liabilities                           57,603          55,489

STOCKHOLDERS' EQUITY:
Preferred stock, par $.01, no shares issued,            0               0
  100,000 authorized
Common stock, par $.01 per share, 1,137,350
  issued, 3,000,000 authorized                         11              11
Additional paid-in capital                         10,829          10,829
Retained earnings                                   3,532           3,430
Treasury Stock                                     (1,945)         (1,937)
Accumulated other comprehensive income(loss)            5             (55)
Unearned compensation                              (3,375)         (3,555)

      Total stockholders' equity                    9,057           8,723
      Total liabilities and stockholders' equity  $66,660         $64,212




  The accompanying notes are an integral part of these balance sheets.


                  SOUTHERN COMMUNITY BANCSHARES, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     Three Months Ended
                                                         December 31,
                                                        2000      1999
                                                         (unaudited)

INTEREST INCOME:
  Interest and fees on loans                          $1,057     $  933
  Interest and dividends on
    securities                                           112        178
  Other interest income                                   60         36

     Total interest income                             1,229      1,147

INTEREST EXPENSE:
  Interest on deposits                                   579        520
  Interest on borrowed funds                               3          0
     Total interest expense                              582        520
     Net interest income                                 647        627

PROVISION FOR LOAN LOSSES                                  0          0
     Net interest income after
       provision for loan losses                         647        627

NONINTEREST INCOME:
  Customer service fees                                   75         43
     Total noninterest income                             75         43
NONINTEREST EXPENSE:
  Compensation and benefits                              301        268
  Occupancy and equipment                                 38         24
  Professional fees                                       25         22
  Other                                                   94        113
     Total noninterest expense                           458        427
     Income before income taxes                          264        243

PROVISION FOR INCOME TAXES                                81         92
NET INCOME                                               183        151

BASIC EARNINGS PER SHARE                                $.26       $.21

DILUTED EARNINGS PER SHARE                              $.24       $.20
DIVIDEND DECLARED PER SHARE                           $.0825     $.0825


   The accompanying notes are an integral part of these statements.



                SOUTHERN COMMUNITY BANCSHARES, INC.


          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (DOLLARS IN THOUSANDS)



                                                 Three Months Ended
                                                    December 31,
                                                   2000      1999
                                                    (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $  183   $  151

  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                      22       16
     Amortization and accretion on securities           0       14
     Amortization of unearned compensation            180       79
     Change in assets and liabilities:
        Other assets                                 (197)     (31)
        Other liabilities                             260      (68)
         Total adjustments                            265       10
         Net cash provided by operating activities    448      161

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities/calls of securities,
    available for sale                              2,139      275
  Proceeds from maturities/calls of securities,
    held to maturity                                   10        0
  Purchases of securities, available for sale           0     (500)
  Net loan (originations) repayments                  507   (1,215)
  Capital expenditures                               ( 24)    ( 32)
        Net cash provided by (used in)
            investing activities                    2,632   (1,472)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in deposits                                854    1,461
  Proceeds from borrowed funds                      1,000    1,000
  Purchase of treasury stock                           (8)     (30)
  Dividends paid                                      (81)     (83)
        Net cash provided by financing activities   1,765    2,348
NET INCREASE IN CASH AND CASH EQUIVALENTS           4,845    1,037
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    2,604    4,118
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $7,449   $5,155




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

   The accompanying unaudited condensed consolidated financial statements as of December 31, 2000 and September 30, 2000, and for the three-month periods ended December 31, 2000 and 1999 include the accounts of the Company and the Association.
   All significant intercompany transactions and accounts have been eliminated in consolidation.

   The condensed consolidated financial statements were prepared by the Company without an audit, but in the opinion of management, reflect all adjustments necessary for the fair presentation of financial position and results of operations for the three-month periods ended December 31, 2000 and 1999. Results of operations for the current interim period are not necessarily indicative of results expected for the fiscal year ended
   September 30, 2001. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, management believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2000. The accounting policies followed by the Company are set forth in the summary of significant accounting policies in the Company's September 30, 2000 financial statements.


  2.EARNINGS PER SHARE

   Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the three-month periods ended December 31, 2000 and 1999.
   Common Stock outstanding consists of issued shares less unallocated
   ESOP shares, treasury shares, and shares owned by the MRP and SOP plan trust.

   The following table represents the earnings per share calculations for the three months ended December 31, 2000 and 1999:


                                                           Per Share
     For the Three Months Ended      Income     Shares       Amount

   December 31, 2000:
     Net income                    $183,000
     Basic earnings per share:
       Income available to common
         shareholders               183,000     705,745        $.26
     Dilutive securities                  0      43,797           0
     Diluted earnings per share    $183,000     749,542        $.24

   December 31, 1999:
     Net income                    $151,000
     Basic earnings per share:
       Income available to common
         shareholders               151,000     728,644        $.21
     Dilutive securities                  0      43,797           0
     Diluted earnings per share    $151,000     772,441        $.20






3. COMPREHENSIVE INCOME

   Comprehensive income is a measure of all nonowner changes in equity of an enterprise that result from transactions and other economic events of the period. Accordingly, the change in unrealized gain/ loss on securities available for sale serves to increase or decrease comprehensive income. The following table represents comprehensive income for the three month periods ended December 31, 2000 and 1999:

                                               Three Months
                                                   Ended
                                                December 31,
                                                2000    1999


    Net income                                  $183    $151
    Accumulated other comprehensive
       income (loss) net of tax:
         Unrealized gain (loss)
           on securities                          60    (43)
    Comprehensive income (loss)                 $243   $108



4. PENDING ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging
   Activities. This Statement establishes accounting and reporting standards for derivative instruments embedded in other contracts
   (collectively referred to as derivatives) and for hedging activities.
   It requires that an entity recognize all derivatives as either assets or liablities in the balance sheet and measure those instruments at fair value. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for changes in fair values of derivatives will depend on their designation. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging
   Activities--Deferral of the Effective Date of FASB No. 133.  This
   Statement amends the effective date of SFAS No. 133, which will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--An
   Amendment to FASB Statement No. 133. This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Company adopted SFAS 133 on October 1, 2000 with no material impact on the Company's financial position and results of operations.




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

      Comparison of Financial Condition at December 31, 2000 and
September 30, 2000.  Total assets increased by $2,448,000 or 3.8%.
Liabilities increased by $2,114,000 or 3.8%.

      Comparison of Results of Operations for the Three Months Ended
December 31, 2000 and 1999. The Company reported net income for the three months ended December 31, 2000 of $183,000 as compared to $151,000 for the three months ended December 31, 1999.

      Net Interest Income. Net interest income for the three months ended December 31, 2000 amounted to $647,000 as compared to $627,000 for the three months ended December 31, 1999. Net interest income after provision for loan losses increased $20,000 or 3.2%, during the three months ended December 31, 2000 as compared to the prior year period.
This increase resulted primarily from an increase in the average balance of interest earning assets during the three months ended December 31, 2000 as compared to the prior year period.

      Provision for Loan Losses. Provisions for loan losses are made to maintain the allowance for loan losses at an adequate level. The allowance for loan losses reflects management's estimates which took into account historical experience, the amount of non-performing assets, and general economic conditions. No provision for loan losses was made for either of the quarters ended December 31, 2000 or 1999.

      Noninterest Income.  Noninterest income for the three months ended
December 31, 2000 amounted to $75,000, or a 73.0% increase over the prior year period amount. This increase resulted primarily from a change in the Association's customer service fee assessment methods in fiscal 2000.

      Noninterest Expense.  Noninterest expense for the three months ended
December 31, 2000 amounted to $458,000 as compared to $427,000 in the three months ended December 31, 1999. The $31,000, or 7.3%, increase is primarily due to an increase in compensation and benefits.

      Provision for Income Taxes. Income tax expense for the three months ended December 31, 2000 decreased by $11,000 to $81,000 as compared to income tax expense of $92,000 for the three months ended December 31, 1999.

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

     The Association is required to maintain certain levels of regulatory capital. At December 31, 2000 and September 30, 2000, the
Company and the Association were in compliance with all regulatory capital requirements.



                     PART II.    OTHER INFORMATION




Item 1.  Legal Proceedings

From time to time, the Company and subsidiary may be a party to various legal proceedings incident to its or their business. At
December 31, 2000, there were no legal proceedings to which the Company or subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.


Item 2.  Changes in Securities

     None


Item 3.  Defaults Upon Senior Securities

     None


Item 4.  Submission of Matters to a Vote of Security Holders

     None


Item 5.  Other Information

     Not applicable


Item 6.  Exhibits and Reports on Form 8-K

     On December 20, 2000, the Company filed Form 8-K disclosing that it had filed Form 15 (dated December 20, 2000) to effect a termination of registration of its common stock under the Securities and Exchange
     Act of 1934.



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


